Form 10QSB
period 1996-04-28
PREMIER CONCEPTS INC /CO/
filed 1996-06-12
CIK 879206

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 28, 1996

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
            For the transition period from __________ to __________

                        Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
                            ----------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                        84-1186026
- -----------------------                       ----------------------------
(State or other jurisdiction                  (IRS Employer Identification
of incorporation or organization)                         Number)

              3033 South Parker Road, Suite 120, Aurora, Colorado
             -----------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                (303) 338-1800
                                --------------
               (Issuer's telephone number, including area code)

               -------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No
    -------        --------

As of June 10, 1996, the Registrant had 3,744,695 shares of its $.0004 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

                                     INDEX

                                                                         PAGE
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements                                      3

                 Balance Sheet as of April 28, 1996 (unaudited),
                 and January 28, 1996 (audited)                            4

                 Statement of Profit and Loss for the Three
                 Months Ended April 28, 1996 (unaudited) and
                 Three Months Ended April 30, 1995 (unaudited)             5

                 Statement of Changes in Stockholders' Equity
                 for the Three Months Ended April 28, 1996                 6

                 Statement of Cash Flows for the Three Months
                 Ended April 28, 1996 (unaudited) and Three
                 Months Ended April 30, 1995 (unaudited)                   7

                 Notes to Consolidated Financial Statements                8

        Item 2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                      9

                 Liquidity and Capital Resources                           9

                 Results of Operations                                    11

PART II.         OTHER INFORMATION                                        13

        Item 1.  Legal Proceedings                                        13

        Item 2.  Changes in Securities                                    14

        Item 3.  Defaults Upon Senior Securities                          14

        Item 4.  Submission of Matters to a Vote of Security Holders      14

        Item 5.  Other Information                                        14

        Item 6.  Exhibits and Reports on Form 8-K                         14

                        PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

        The Company's method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. As a result the accompanying Financial Statements include a Balance
Sheet at April 28, 1996 and January 28, 1996, Statement of Profit and Loss for the Three Months Ended April 28, 1996 and Three Months Ended April 30, 1995,
Statement of Changes in Stockholders' Equity at April 28, 1996, and Statement of Cash Flows for the Three Months Ended April 28, 1996 and Three Months Ended
April 30, 1995. With the exception of the Balance Sheet at January 28, 1996, all are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                   AS OF APRIL 28, 1996 AND JANUARY 28, 1996


                                           APRIL 28, 1996     JANUARY 28, 1996
                                             (UNAUDITED)          (AUDITED)
                                           --------------     ---------------
ASSETS
- ------
Current Assets:
 Cash & Cash Equivalents                     $  282,442           $  327,198
 Investments, at market                          88,420               45,113
 Merchandise Inventories                      1,265,742            1,393,825
 Prepaid Expenses & Other Current Assets        122,581               95,503
                                              ----------           ---------
   Total Current Assets                       1,759,185            1,861,739

Property and Equipment, net                     994,493              977,727

Trademarks, net                                 159,800              164,900

Other Assets                                     93,422               92,428
                                             ----------           ----------

    Total Assets                             $3,006,900           $3,096,794
                                             ==========           ==========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
Current Liabilities:
  Notes Payable and Current Portion
     of Long Term Debt:
      Related Parties                        $   98,879           $   98,879
      Other                                     356,578              378,902
  Accounts Payable                              380,292              291,905
  Other Accrued Liabilities                     360,920              408,881
                                             -----------          -----------
    Total Current Liabilities                $1,196,669           $1,178,567
Long-Term Debt, Less Current Portion            723,622              759,864
Other Liabilities                                91,311               56,159
                                             -----------          -----------

      Total Liabilities                       2,011,602            1,994,590
                                             -----------          -----------

Shareholders' Equity:
  Preferred Stock                                    --                   --
  Common Stock                                    1,498                1,498
  Paid-in Capital                             2,756,737            2,756,737
  Accumulated Deficit                        (1,762,937)          (1,656,031)
                                             -----------          -----------
  Total Stockholders' Equity                    995,298            1,102,204
                                             -----------          -----------
      Total Liabilities & Equity             $3,006,900           $3,096,794
                                             ==========           ==========
/TABLE

                            PREMIER CONCEPTS, INC.
                         STATEMENT OF PROFIT AND LOSS
            FOR THE PERIOD ENDED APRIL 28, 1996 AND APRIL 30, 1995
                                  (UNAUDITED)

                                           3 MONTHS ENDED      3 MONTHS ENDED
                                           APRIL 28, 1996      APRIL 30, 1995
                                           --------------      --------------
Revenues:

 Retail Sales                                $1,890,556           $1,997,637
 Wholesale Sales                                  3,544               24,431
                                              ----------           ----------
   Total Revenues                             1,894,100            2,022,068
Cost of Goods Sold                              570,510              691,670
                                              ----------           ----------
    Gross Margin                              1,323,590            1,330,398

Operating Expenses:
 Selling, General & Administrative            1,412,220            1,503,612
 Depreciation & Amortization                     65,283               94,574
                                              ----------           ----------
Total Operating Expenses                      1,477,503            1,598,186
                                              ----------           ----------
Operating Profit (Loss)                        (153,913)            (267,788)
 Other Income (Expenses):
    Interest, net                               (29,161)             (31,799)
Increase (Decrease) in Fair Value
 -- Tradeable Securities                         43,308              (12,679)
Loss Provision on Guarantee                          --               (1,625)
        Other                                    18,283               76,147
                                              ----------           ----------
 Other, net                                      32,430               30,044

   Profits (Loss) Before Extraordinary Item    (121,483)            (237,744)

Extraordinary Item - Gain on Restructure
   of Debt                                       14,577              145,390
                                              ----------           ----------
Net Profit (Loss)                            $ (106,906)          $  (92,354)
                                             ===========           ==========
Net Profit (Loss) Per Share
 Before Extraordinary Item                   $    (0.03)          $    (0.11)
 Extraordinary Item                                0.00                 0.07
                                             -----------          -----------
   Net Profit (Loss) Per Share               $    (0.03)          $    (0.04)
                                             ===========          ===========
Weighted Average Shares Outstanding            3,744,695            2,170,737
                                               =========            =========
/TABLE

                            PREMIER CONCEPTS, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD FROM JANUARY 28, 1996 THROUGH APRIL 28, 1996
                                  (UNAUDITED)

                       Common Stock
                     --------------------- Additional
                                             Paid-In  Accumulated
                     Shares      Amount      Capital   (Deficit)      Total
                     ----------    ------    ----------  -----------  --------


Balances,
 January 28, 1996
                    3,744,695    $1,498    $2,756,737 $(1,656,031) $1,102,204

Net Loss
 Through April 28,
 1996                                                    (106,906)   (106,906)
                    ---------    ------    ----------  -----------  ----------
Balances,
 April 28, 1996     3,744,695    $1,498    $2,756,737 $(1,762,937)   $995,298
                    =========    ======    ========== ============   ========

/TABLE

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED APRIL 28, 1996 AND APRIL 30, 1995
                                  (UNAUDITED)

                                           3 MONTHS ENDED      3 MONTHS ENDED
                                           APRIL 28, 1995      APRIL 30, 1995
                                           --------------      --------------
Cash Flows From Operating Activities:
  Net income (loss)                           $(106,906)          (92,354)
  Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
      Gain on restructuring debt                (14,577)         (145,390)
      Depreciation and amortization              65,283            94,574
      (Gain) loss on marketable securities      (43,307)            2,717

  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Merchandise inventories                    12,183             8,004
      Other assets                              (28,072)          (13,065)
    Increase (decrease) in:
      Accounts payable and accrued
        liabilities                              40,427           253,566
      Other liabilities                          35,152             7,576
                                              ----------         ---------

      Net cash provided by operating
        activities                               76,183           115,628

Cash Flows From Investing Activities:
  Proceeds from sale of investments                  --            74,511
  Capital expenditures for property
    & equipment                                 (76,949)          (30,427)
                                              ----------         ---------
      Net cash provided by (used in)
        investing activities                    (76,949)           44,084

Cash Flows From Financing Activities:
  Payments on notes payable                     (43,990)         (117,385)
                                              ----------         ---------
      Net cash used by financing
        activities                              (43,990)         (117,385)
                                              ----------         ---------
Increase (Decrease) in Cash                     (44,756)           42,327

Cash & Cash Equivalents, beginning
  of period                                     327,198           171,164
                                              ----------         ---------
Cash & Cash Equivalents, end of period         $282,442          $213,491
                                               ========          ========
Supplemental Schedule of Cash Flow
Information:
  Cash paid for interest                         $30,951           $31,799
                                                 =======           =======

/TABLE

                            PREMIER CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 28, 1996
                                  (Unaudited)


     The accompanying consolidated financial statements (all unaudited with the exception of the Balance Sheet at January 28, 1996) do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the twelve months ended January 28, 1996 included in the Premier Concepts, Inc. Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

     In the opinion of management, the unaudited financial statements as of and for the three months ended April 28, 1996 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period presented.


COMMITMENTS AND CONTINGENCIES

     Litigation. The Company is subject to legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon the Company's financial position or results of operations. (See PART II. OTHER INFORMATION--Item 1. Legal Proceedings.)


SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated a loss during the three months ended April 28, 1996 of $(106,906)

     The Company historically realizes approximately twenty percent (20%) of its revenues during the fourth quarter of the fiscal year as a result of the Christmas (November and December) season. If the Company's sales are substantially below seasonal expectations during the fourth quarter, the Company's annual results will be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PREMIER CONCEPTS, INC.


     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RETAIL FISCAL YEAR
- ------------------

     The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. Likewise, reporting quarters end on the Sunday closest to the calendar end of April, July, and October. Each reporting quarter contains thirteen (13) weeks of operations.


LIQUIDITY AND CAPITAL RESOURCES - APRIL 28, 1996 COMPARED TO JANUARY 28, 1996
- -----------------------------------------------------------------------------

     The Company's balance sheet at April 28, 1996 remained relatively unchanged when compared with the Company's balance sheet at January 28, 1996.

     Due to the seasonality of the Company's business, approximately 20% of the Company's business is generated during the Christmas holiday season. The Company's cash position will therefore be the highest at the end of December as compared to any other month in the year, and tends to decrease during the first quarter. As such, the Company's cash position decreased $44,750 from $327,198 at January 28, 1996, to $282,442 at April 28, 1996, a decrease of nearly 14%.

     At April 28, 1996, marketable securities consisted of the Company's holdings in Global Casinos, Inc. Marketable securities increased from $45,113 at January 28, 1996 to $88,420 at April 28, 1996, reflecting favorable market conditions for the Company's remaining holdings of Global Casinos, Inc. common stock. Management intends to liquidate its remaining securities holdings as market conditions and working capital requirements dictate.

     During the quarter ended April 28, 1996, merchandise inventories decreased approximately nine percent (9%) from $1,393,925 at January 28, 1996 to $1,265,742 at April 28, 1996. This decrease reflects normal seasonal fluctuations and management's efforts to control merchandise inventory levels.

     As a result of the foregoing, current assets decreased by $102,554 or nearly six percent (6%), from $1,861,739 at January 28, 1996, to $1,759,185 at April 28, 1996.

     Property and equipment increased $16,766, from $977,727 at January 28, 1996, to $994,493 at April 28, 1996. The net increase consisted of leasehold improvements in connection with the relocation of the Company's store in the St. Louis Galleria in St. Louis, Missouri. In addition, the Company invested approximately $15,000 in various furniture, fixtures and equipment for its corporate offices in Colorado. At January 28, 1996, the Company recorded $164,900 in trademark assets, representing the good will of the Impostors trademark and other intellectual property acquired as part of the Company's acquisition of Impostors. This asset, whose amortized book value was $159,800 at April 28, 1996, is being amortized over a 10-year period.

     As of April 28, 1996, the Company had total outstanding liabilities of $2,011,602 compared to $1,994,590 at January 28, 1996, an increase of $17,012.

Current liabilities increased $18,102, from $1,178,567 at January 28, 1996 to $1,196,669 at April 28, 1996, an increase of approximately 1.5%. Working capital therefore decreased by $100,656, from $683,172 at January 28, 1996, to $582,516 at April 28, 1996.

     The amount borrowed from related parties equaled $98,879 at April 28, 1996, and remained unchanged from January 28, 1996. Current notes payable decreased from $378,902 at January 28, 1996, to $356,578 at April 28, 1996, a decrease of $22,324 or nearly 6%.

     The Company's long-term debt, net of current portion, at April 28, 1996 was $723,622 compared to $759,864 at January 28, 1996. The largest portion of the Company's long-term debt is comprised of a $635,000 promissory note, which note carries interest at the rate of ten percent (10%) per annum and is payable in monthly interest only in payments of $5,300. The note is due February 22, 1998. The remainder of long-term debt represents notes that were part of the Impostors retail chain acquisition in February, 1994.

     Accounts payable increased $88,387 or approximately thirty percent (30%), from $291,902 at January 28, 1996 to $380,292 at April 28, 1996. This change reflects management's efforts to gain more favorable terms with its vendors by purchasing in larger quantities.

     Other accrued liabilities decreased from $408,881 at January 28, 1996 to $360,920 at April 28, 1996, a decrease of $47,921 or nearly 12%. Other accrued liabilities primarily represent expenses accrued in the ordinary course of business in connection with the operation of the Company's Impostors retail chain.

     As a result of the Company's net loss for the quarter of $106,906, the accumulated deficit increased from $1,656,031 at January 28, 1996 to a deficit of $1,762,937 at April 28, 1996. As a result, total stockholders' equity decreased from $1,102,204 at January 28, 1996, to $995,298 at April 28, 1996.

     Net cash provided by operating activities for the period ended April 28, 1996 was $76,183, compared with cash provided by operating activities of $115,628 for the three months ended April 30, 1995. Offset against cash provided by operating activities was cash used in investing activities of $(76,949). This compares with net cash provided by investing activities of $44,084 during the three months ended April 30, 1995, and represents a decrease of $121,033. The foregoing resulted in an improvement in the Company's cash position of $68,951, from $213,419 at April 30, 1995, to $282,442 at April 28,
1996.

     The Company has entered into a lease to open a new store in the Park Meadows shopping mall in the Denver metropolitan area. The store is scheduled to open in September, 1996. Other potential real estate sites are currently being evaluated, although to date no decisions regarding additional new locations have been made. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$150,000, including the lease expenses, fixtures, equipment and inventory.

     Management is actively pursuing equity financing to remodel existing stores and open additional retail locations. The Company has signed a Letter of Intent for a secondary public offering. As currently proposed, the offering will consist of common stock and warrants, which, if successful, will result in gross proceeds of approximately $3,500,000. The Letter of Intent is non-binding and subject to change and numerous conditions precedent. As a result, there can be no assurance that the secondary offering will be completed in accordance with the terms currently contemplated.

     Further, the Company is attempting to arrange for a bridge financing in the approximate amount of $300,000 consisting of shares of convertible preferred stock and warrants. The securities proposed to be offered in the bridge financing will not be registered under the Securities Act of 1933, as amended and accordingly those securities will be subject to restrictions on transfer imposed by and on account of federal and state securities laws. There can be no assurance that the bridge financing will be completed or, if completed, the amount, if any, in net proceeds that the Company may realize therefrom.


RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 28, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995
- ---------------------------------------------------------------------------

     The Company's total revenues for the three months ended April 30, 1996 were $1,894,100 as compared to $2,022,068 for the comparable period ended April 30, 1995. Comparable same store sales were approximately $1,778,000 for the three months ended April 28, 1996 as compared to approximately $1,713,000 for the comparable period ended April 30, 1995, an increase of approximately four percent (4%). Sales from wholesale operations of $3,544 and $24,431 are included in total revenues for the three months ended April 28, 1996 and April 30, 1995, respectively.

     For the three months ended April 30, 1996, costs of goods sold was $570,510 and the gross margin was $1,323,590, or approximately seventy percent (70%). For the three months ended April 28, 1995, costs of goods sold was $691,670 and the gross margin was $1,330,398, or approximately sixty-six percent (66%). The Company attributes its improvement in gross margin percentage to less promotional activity and buying opportunities offering lower merchandise costs.

     Selling, general and administrative expenses were $1,412,220 for the three months ended April 28, 1996, compared to $1,503,612 for the period ended April 30, 1995. The majority of these expenses were comprised of personnel expenses, which amounted to $663,920, and $725,601 for the three months ended April 28, 1996, and April 30, 1995, respectively, and occupancy costs of $474,961, and $499,168 respectively. Depreciation and amortization expense was $65,283 for the three months ended April 28, 1996, and $94,574 for the three months ended April 30, 1995. The Company attributes the decrease in operating expense of $120,683 to operating three (3) fewer stores for the three months ended April 28, 1996 as compared to the period ended April 30, 1995, the move of its corporate offices from California to Colorado in January, 1996 in which certain personnel and occupancy savings were realized, and a more fully depreciated property and equipment asset base.

     As a result of the foregoing, the Company's loss from operations for the three months ended April 28, 1996 was $(153,913). This compares with a loss from operations for the three months ended April 30, 1995 of $(267,788). Interest expense was $29,161 and $31,799 for the three months ended April 28, 1996, and April 30, 1995, respectively.

     The Company's unrealized gain on investments of $43,308 for the period ended April 28, 1996, relates to the Company's holdings of common stock in Global Casinos, Inc.. The valuation of the Company's investments at April 28, 1996, reflects a market value which was greater than the Company's average investment cost. For the period ended April 30, 1995, the Company reported an unrealized loss of $(12,679) on its securities holdings.

     For the period ended April 28, 1996, the Company reported other income of $18,283, which consists of a settlement with a former franchisee for approximately $10,000 in cash and inventory, and approximately $7,000 in recognized license fees associated with extension agreements that will allow licensees use the Impostors trademark for an additional year. These agreements will expire in the first quarter of fiscal 1998. For the period ended April 30, 1995, the Company reported other income of $76,147, $72,000 of which represented a settlement which had been reached with a former franchise previously written off by the Company.

     Extraordinary gains of $14,577 and $145,390 for the periods ended April 28, 1996 and April 30, 1995, respectively, represent negotiated settlements with several of the Company's creditors that had resulted from the Company's business prior to the acquisition of Impostors.

     Based on the foregoing, the Company reported a net loss for the three months ended April 28, 1996 of $(106,906), which translates to a net loss per share, after extraordinary item, of $(0.03) based on 3,744,695 weighted average shares outstanding. This compares with a reported net loss for the three months ended April 30, 1995 of $(92,354), or $(0.04) per share, based on 2,170,737 weighted average shares outstanding as of that date.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

                          PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

The Company is currently involved in the following legal proceedings:

       PREMIER CONCEPTS, INC. V. WILLIAM T. AND MARTHA A. JACKLING, Civil Action No. 7599-94 pending in the State Court of New York, County of Monroe. This action has also been brought by the Company to collect approximately $80,000 due and owing on open account from former franchisees of AFJ. In the case, the Company has also asserted against the Defendants' claims of trademark infringement, unfair competition and breach of contract in connection with the Defendants' continued use of the Company's registered trademark "Impostors" without legal authorization.

       CINER MANUFACTURING COMPANY, INC. V. PREMIER CONCEPTS, INC. Civil Action No. C 95-3264, United states District Court for the Northern District of California. This matter was brought by the plaintiff alleging copyright infringement and unfair competition by the Company's unauthorized advertising, manufacturing and sale of jewelry using plaintiff's copyrighted designs. The Company denied the allegations in the Complaint, and the matter was scheduled for binding arbitration pursuant to the stipulation in which it is agreed that the minimum award was to be $2,000 and the maximum award was to be $10,000. On May 22, 1996, the matter was settled by the arbitrator in the amount of $3,500.

       PREMIER CONCEPTS, INC. V. R & L IMPORTS CORPORATION. The Company has filed a Complaint in the Puerto Rico District Court for San Juan against R & L Imports Corporation for amounts due for inventory purchased by R & L Imports Corporation from the Company, and on amounts due on the notes payable executed as part of the Customer and Settlement Agreements entered into by the defendant and American Fashion Jewels, Inc. on January 20, 1994. The Company seeks damages in excess of $27,000. Both claims are supported by written contracts and written admissions by the defendant. The Company is represented in Puerto Rico by the law firm of Cancio, Nadal, Rivera & Diaz.

       PREMIER CONCEPTS, INC. V. ST. MORITZ, INC. The Company has filed a complaint in the County Court for Dallas County, Texas against St. Moritz, Inc. for amounts due on inventory purchased by St. Moritz from the Company between October, 1995 and January, 1996. The Company is seeking full payment for the merchandise delivered in the amount of $28,644.

       SEC INVESTIGATION. During 1995, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by a former officer and director of the Company. The Company has fully complied with all requests; however, as of June 12, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation.


ITEM 2.   CHANGES IN SECURITIES

       None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

       None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the quarter ended April 28, 1996.

ITEM 5.   OTHER INFORMATION

       None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits:

          Exhibit 27 - Financial Data Schedule

       Reports on Form 8-K:

          None

                                   SIGNATURE




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   PREMIER CONCEPTS, INC.



Dated:   June 12, 1996             By:  /s/ Sissel Greenberg
        ----------------               ------------------------------------
                                        Sissel Greenberg, President



Dated:   June 12, 1996             By:  /s/ Todd Huss
        ----------------               ------------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer