Form 10-Q/A
period 1996-04-28
PREMIER CONCEPTS INC /CO/
filed 1996-06-28
CIK 879206

                                FORM 10-QSB/A-1


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 28, 1996

                             AMENDED AND RESTATED

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

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                   AS OF APRIL 28, 1996 AND JANUARY 28, 1996


                                           APRIL 28, 1996     JANUARY 28, 1996
                                             (UNAUDITED)          (AUDITED)
                                           --------------     ---------------
ASSETS
- ------
 Cash & Cash Equivalents                     $  204,041           $  327,198
 Investments, at market                          88,420               45,113
 Merchandise Inventories                      1,265,742            1,393,925
 Prepaid Expenses & Other Current Assets        175,225               95,503
                                              ----------           ----------
   Total Current Assets                       1,733,428            1,861,739

Property and Equipment, net                     994,493              977,727

Trademarks, net                                 159,800              164,900

Other Assets                                     93,422               92,428
                                             ----------           -----------

    Total Assets                             $2,981,143           $3,096,794
                                             ==========           ==========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
Current Liabilities:
  Notes Payable and Current Portion
     of Long Term Debt:
      Related Parties                        $   98,879           $   98,879
      Other                                     356,578              378,902
  Accounts Payable                              468,875              291,905
  Other Accrued Liabilities                     267,014              408,881
                                             -----------          -----------
    Total Current Liabilities                $1,191,346           $1,178,567
Long-Term Debt, Less Current Portion            723,622              759,864
Other Liabilities                                91,311               56,159
                                             -----------          -----------

      Total Liabilities                       2,006,279            1,994,590
                                             -----------          -----------

Shareholders' Equity:
  Preferred Stock                                    --                   --
  Common Stock                                    1,498                1,498
  Paid-in Capital                             2,756,737            2,756,737
  Accumulated Deficit                        (1,783,371)          (1,656,031)
                                             -----------          -----------
  Total Stockholders' Equity                    974,864            1,102,204
                                             -----------          -----------
      Total Liabilities & Equity             $2,981,143           $3,096,794
                                             ==========           ==========
/TABLE

                            PREMIER CONCEPTS, INC.
                         STATEMENT OF PROFIT AND LOSS
            FOR THE PERIOD ENDED APRIL 28, 1996 AND APRIL 30, 1995
                                  (UNAUDITED)

                                           3 MONTHS ENDED      3 MONTHS ENDED
                                           APRIL 28, 1996      APRIL 30, 1995
                                           --------------      --------------
Revenues:
 Retail Sales                                $1,870,009          $1,997,637
 Wholesale Sales                                  3,544               24,431
                                              ----------           ----------
   Total Revenues                             1,873,553            2,022,068
Cost of Goods Sold                              570,510              691,670
                                              ----------           ----------
    Gross Margin                              1,303,043            1,330,398

Operating Expenses:
 Selling, General & Administrative            1,412,107            1,503,612
 Depreciation & Amortization                     65,283               94,574
                                              ----------           ----------
Total Operating Expenses                      1,477,390            1,598,186
                                              ----------           ----------
Operating Profit (Loss)                        (174,347)            (267,788)
 Other Income (Expenses):
    Interest, net                               (29,161)             (31,799)
Increase (Decrease) in Fair Value
 -- Tradeable Securities                         43,307               (2,717)
Reduction of Accounts Payable                    14,577
        Other                                    18,284               64,560
                                              ----------           ----------
 Other, net                                      47,007               30,044

Loss Before Income Tax Benefit and
  Extraordinary Item                           (121,340)            (237,744)
 Income Tax Benefit                                  --               43,000
                                              ----------           ----------
Income (Loss) Before Extraordinary Item        (127,340)            (194,744)

Extraordinary Item - Gain on Restructure of Debt         --          102,390
                                              ----------           ----------
Net Profit (Loss)                            $ (127,340)           $ (92,354)
                                             ===========           ==========
Net Profit (Loss) Per Share
 Before Extraordinary Item                   $    (0.03)           $   (0.09)
 Extraordinary Item                                  --                 0.05
                                              ----------           ----------
Net Profit (Loss) Per Share                  $    (0.03)           $   (0.04)
                                             ===========           ==========
Weighted Average Shares Outstanding            3,744,695            2,170,737
                                               =========            =========
/TABLE

                            PREMIER CONCEPTS, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD FROM JANUARY 28, 1996 THROUGH APRIL 28, 1996
                                  (UNAUDITED)

                       Common Stock
                   ---------------------   Additional
                                             Paid-In  Accumulated
                     Shares      Amount      Capital   (Deficit)      Total
                   ----------    ------    ----------  -----------  --------


Balances,
 January 28, 1996   3,744,695    $1,498   $2,756,737  $(1,656,031) $1,102,204

Net Loss
 Through April 28,
 1996                                                    (127,340)    (127,340)
                   ----------    ------   ----------  ------------   --------
Balances,
 April 28, 1996     3,744,695    $1,498   $2,756,737  $(1,783,371)  $ 974,864
                    =========    ======   ==========  ============  =========

/TABLE

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED APRIL 28, 1996 AND APRIL 30, 1995
                                  (UNAUDITED)

                                           3 MONTHS ENDED      3 MONTHS ENDED
                                           APRIL 28, 1996      APRIL 30, 1995
                                           --------------      --------------
Cash Flows From Operating Activities:
  Net income (loss)                           $(127,340)          (92,354)
  Adjustments to reconcile net income
   (loss) to net cash from operating
   activities:
     Gain on restructuring debt                 (14,577)         (145,390)
     Depreciation and amortization               65,283            94,574
     (Gain) loss on marketable securities       (43,307)            2,717

 Changes in operating assets and liabilities:
   (Increase) decrease in:
     Merchandise inventories                    128,183             8,004
     Other assets                               (80,716)          (13,065)
   Increase (decrease) in:
     Accounts payable and accrued liabilities    49,680           253,566
     Other liabilities                           35,152             7,576
                                               ----------       ----------

     Net cash provided by operating activities   12,358           115,628

Cash Flows From Investing Activities:
  Proceeds from sale of investments                  --            74,511
  Capital expenditures for property & equipment     (76,949)      (30,427)
                                               ----------       ----------
     Net cash provided by (used in)
     investing activities                       (76,949)           44,084

Cash Flows From Financing Activities:
  Payments on notes payable                     (58,566)         (117,385)
                                              ----------       ----------
    Net cash used by financing activities       (58,566)         (117,385)
                                              ----------       ----------
Increase (Decrease) in Cash                    (123,157)           42,327

Cash & Cash Equivalents, beginning
    of period                                    327,198          171,164
                                               ----------       ----------
Cash & Cash Equivalents, end of period          $204,041          $213,491
                                                ========          ========
Supplemental Schedule of Cash Flow
Information:
  Cash paid for interest                         $30,951           $31,799
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


SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated a loss during the three months ended April 28, 1996 of $(127,340)

     The Company historically realizes approximately twenty percent (20%) of its revenues during December as a result of the Christmas season. If the Company's sales are substantially below seasonal expectations during December, the Company's annual results will be adversely affected.

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

     Approximately 20% of the Company's business is generated during the Christmas holiday season (December). The Company's cash position will therefore be the highest at the end of December as compared to any other month in the year, and tends to decrease during the first quarter. As such, the Company's cash position decreased $123,157 from $327,198 at January 28, 1996, to $204,041 at April 28, 1996, a decrease of nearly 38%.

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

     During the quarter ended April 28, 1996, merchandise inventories decreased approximately 9% from $1,393,925 at January 28, 1996 to $1,265,742 at April 28, 1996. This decrease reflects normal seasonal fluctuations and management's efforts to control merchandise inventory levels.

     As a result of the foregoing, current assets decreased by $128,311 or nearly 7%, from $1,861,739 at January 28, 1996, to $1,733,428 at April 28,
1996.

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

     As of April 28, 1996, the Company had total outstanding liabilities of $2,006,279 compared to $1,994,590 at January 28, 1996, an increase of $11,689.

Current liabilities increased $12,779, from $1,178,567 at January 28, 1996 to $1,191,346 at April 28, 1996, an increase of approximately 1.1%. Working capital therefore decreased by $141,090, from $683,172 at January 28, 1996, to $542,082 at April 28, 1996.

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

     Accounts payable increased $176,970 or approximately 61%, from $291,905 at January 28, 1996 to $468,875 at April 28, 1996. This change reflects management's efforts to gain more favorable terms with its vendors by purchasing in larger quantities.

     Other accrued liabilities decreased from $408,881 at January 28, 1996 to $267,014 at April 28, 1996, a decrease of $141,867 or nearly 35%. Other accrued liabilities primarily represent expenses accrued in the ordinary course of business in connection with the operation of the Company's Impostors retail chain.

     As a result of the Company's net loss for the quarter of $127,340, the accumulated deficit increased from $1,656,031 at January 28, 1996 to a deficit of $1,783,371 at April 28, 1996. As a result, total stockholders' equity decreased from $1,102,204 at January 28, 1996, to $974,864 at April 28, 1996.

     Net cash provided by operating activities for the period ended April 28, 1996 was $12,358, compared with cash provided by operating activities of $115,628 for the three months ended April 30, 1995. Offset against cash provided by operating activities was cash used in investing activities of $76,949. This compares with net cash provided by investing activities of $44,084 during the three months ended April 30, 1995, and represents a decrease of $121,033. The foregoing resulted in a decrease in the Company's cash position of $9,450, from $213,419 at April 30, 1995, to $204,041 at April 28,
1996.

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

     Further, the Company is attempting to arrange for a bridge financing in the approximate amount of $250,000 consisting of shares of convertible preferred stock and warrants. The securities proposed to be offered in the bridge financing will not be registered under the Securities Act of 1933, as amended, and accordingly those securities will be subject to restrictions on transfer imposed by and on account of federal and state securities laws. There can be no assurance that the bridge financing will be completed or, if completed, the amount, if any, in net proceeds that the Company may realize therefrom.


RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 28, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995
- ---------------------------------------------------------------------------

     The Company's total revenues for the three months ended April 30, 1996 were $1,873,553 as compared to $2,022,068 for the comparable period ended April 30, 1995. The overall decrease of approximately $148,000 is due to approximately $285,000 of revenues included in the three months ended April 30, 1995, for stores that were subsequently closed during the fiscal year ended January 28, 1996. Comparable same store sales were approximately $1,758,000 for the three months ended April 28, 1996 as compared to approximately $1,711,000 for the comparable period ended April 30, 1995, an increase of approximately 3%. The increase in comparable same stores sales represents an aggregate volume increase which management attributes to its efforts to raise the quality of the merchandise and appearance of its stores. Sales from wholesale operations of $3,544 and $24,431 are included in total revenues for the three months ended April 28, 1996 and April 30, 1995, respectively.

     For the three months ended April 30, 1996, costs of goods sold was $570,510 and the gross margin was $1,303,043, or approximately 70%. For the three months ended April 28, 1995, costs of goods sold was $691,670 and the gross margin was $1,330,398, or approximately 66%. The Company attributes its improvement in gross margin percentage to less promotional activity and buying opportunities offering lower merchandise costs.

     Selling, general and administrative expenses were $1,412,107 for the three months ended April 28, 1996, compared to $1,503,612 for the period ended April 30, 1995. The majority of these expenses were comprised of personnel expenses, which amounted to $663,920, and $725,601 for the three months ended April 28, 1996, and April 30, 1995, respectively, and occupancy costs of $474,961, and $499,168 respectively. Depreciation and amortization expense was $65,283 for the three months ended April 28, 1996, and $94,574 for the three months ended April 30, 1995. The Company attributes the decrease in operating expense of $120,796 to operating three (3) fewer stores for the three months ended April 28, 1996 as compared to the period ended April 30, 1995, the move of its corporate offices from California to Colorado in January, 1996 in which certain personnel and occupancy savings were realized, and a more fully depreciated property and equipment asset base.

     As a result of the foregoing, the Company's loss from operations for the three months ended April 28, 1996 was $174,347. This compares with a loss from operations for the three months ended April 30, 1995 of $267,788. Interest expense was $29,161 and $31,799 for the three months ended April 28, 1996, and April 30, 1995, respectively.

     The Company's unrealized gain on investments of $43,308 for the period ended April 28, 1996, relates to the Company's holdings of common stock in Global Casinos, Inc. The valuation of the Company's investments at April 28, 1996, reflects a market value which was greater than the Company's average investment cost. For the period ended April 30, 1995, the Company reported an unrealized loss of $2,717 on its securities holdings.

     Reduction of accounts payable of $14,577 for the period ended April 28, 1996 relates to the Company's previous gaming operations and negotiations with other vendors.

     For the period ended April 28, 1996, the Company reported other income of $18,284, which consists of a settlement with a former franchisee for approximately $10,000 in cash and inventory, and approximately $7,000 in recognized license fees associated with extension agreements that will allow licensees to use the Impostors trademark for an additional year. These agreements will expire in the first quarter of fiscal 1998. For the period ended April 30, 1995, the Company reported other income of $64,560. Of this net amount, $72,000 represented a settlement which had been reached with a former franchise previously written off by the Company, offset by a realized loss on the sale of marketable securities of $9,962.

     Extraordinary gain of $102,390 net of income tax benefits of $43,000 for the period ended April 28, 1995 represents negotiated settlements with several of the Company's creditors that had resulted from the Company's business prior to the acquisition of Impostors.

     Based on the foregoing, the Company reported a net loss for the three months ended April 28, 1996 of $127,340, which translates to a net loss per share, after extraordinary item, of $(0.03) based on 3,744,695 weighted average shares outstanding. This compares with a reported net loss for the three months ended April 30, 1995 of $92,354, or $(0.04) per share, based on 2,170,737 weighted average shares outstanding as of that date.

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


                                   PREMIER CONCEPTS, INC.



Dated:   June 28, 1996             By:  /s/ Sissel Greenberg
        ----------------                ------------------------------------
                                        Sissel Greenberg, President



Dated:   June 28, 1996             By:  /s/ Todd Huss
        ----------------                ------------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer