Form 10-K/A
period 1996-01-28
PREMIER CONCEPTS INC /CO/
filed 1996-08-01
CIK 879206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A-1

                             AMENDED AND RESTATED
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [Fee Required]
                              For the fiscal year ended January 28, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

                              For the transition period from _______ to ______
                              Commission file number:   33-42701

                             PREMIER CONCEPTS, INC.
                 ____________________________________________
                   (Name of Small Business Issuer in its Charter)

        Colorado                                             71-0668346
________________________________                    ________________________
(State or other jurisdiction                                 I.R.S. Employer
of incorporation or organization)                      Identification number

3033 South Parker Road, Suite 120, Aurora, Colorado                 80014
___________________________________________________              __________
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:     (303) 338-1800

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class          Name of each exchange on which registered
                None                                     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Title of Class
                                      None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for fiscal year ended January 28, 1996 were $9,069,840.

As of May 1, 1996, the aggregate market value of the Common Stock of the Issuer based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $1,904,173. As of May 1, 1996, 3,744,695 shares of Common Stock of the Issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant incorporates by this reference the following documents:

     Part III
     --------
     Item 9. Directors, Executive Officers, Promotions and Control Persons, Compliance with Section 16(a) of the Exchange Agreement

     Item 10.  Executive Compensation

     Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Item 12.  Certain Relationships and Related Transactions

     The foregoing are incorporated by reference from the Registrant's Definitive Proxy Statement relating to it Annual Meeting of Shareholders which will be filed as an amendment within 120 days of January 28, 1996.

     Item 13.  Exhibits

     1. Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.

     2. Incorporated by reference from the Company's Current Report on Form 8-K dated March 3, 1994, as amended on January 23, 1995.

     3. Incorporated by reference from the Company's Current Report on Form 8-K dated February 16, 1995.

     4. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

                                    PART I

                                   BUSINESS

THE COMPANY
- -----------
     The Company was incorporated on July 14, 1988 under the laws of the State of Colorado under the name Protron Systems, Inc. From inception until March 1994, it engaged in several prior businesses under various names, all of which have been either disposed of or discontinued.

     In March, 1994, the Company acquired from American Fashion Jewels, Inc., d.b.a. Impostors, and its affiliates (collectively "AFJ"), substantially all of the assets and properties utilized in connection with the operation of the chain of 29 Impostors retail jewelry stores. In a parallel transaction, the Company acquired certain additional leases utilized in connection with the operation of the retail businesses. Impostors' assets consisted of cash, accounts receivable, inventory, leasehold improvements, equipment, furniture, fixtures, leases, licenses, contracts, trademarks and registrations thereof, trade names, servicemarks and registrations thereof, and other miscellaneous assets having a book value of approximately $3,700,000. In consideration of the assets, the Company assumed and agreed to pay certain current and long-term liabilities, including certain bankruptcy administrative claims, post-petition liabilities, priority claims, notes payable and other accounts payable in the aggregate amount of approximately $3,147,000, and issued to the unsecured creditors of AFJ an aggregate of 137,500 shares of Common Stock.

     AFJ opened its first reproduction jewelry store in San Francisco, California in 1985. By 1988, Impostors had grown to ten corporate owned stores, with nine additional stores operating as Impostors licensees.
Impostors began selling franchises in 1989, adding two additional corporate stores and 36 franchise locations. By 1991, the chain had grown to 43 corporate stores and 69 franchises, for a total of 112 locations. In 1992, AFJ began to experience problems in its relationships with franchisees. Many franchisees were not paying for the merchandise purchased from Impostors, or were purchasing merchandise from unauthorized sources. As a result, management began to terminate its relationships with certain franchisees for failure to comply with the terms of the franchise agreements. By the end of January, 1993, 12 franchisees had filed suits seeking in excess of $2,000,000 in damages. The amount of resources and management time devoted to defending the lawsuits interfered with operations and the Company's ability to raise new capital. On May 28, 1993, AFJ and its affiliates filed four Chapter 11 cases in the United States Bankruptcy Court for the Northern District of California, which cases were later consolidated for joint administration. The Company's acquisition of "Impostors" was confirmed by the Bankruptcy Court on March 3, 1994. Concurrently with the Company's purchase of the 29 then operating Impostors stores, the Company also acquired three additional reproduction jewelry stores from Mirage Concepts, Inc. in exchange for 20,000 shares of its Common Stock. Those stores were located in California and Arizona.

     The Company currently operates 26 Impostors stores with plans to open 10 new stores in the next 12 months. See "Business -- Expansion Strategy."

     The Company's principal offices are located at 3033 S. Parker Road, Suite 120, Aurora, Colorado 80014. Its telephone number at that address is (303) 338-1800.

OVERVIEW
- --------
     Operating under the name "Impostors," Premier Concepts, Inc. (the "Company") specializes in the marketing and retailing of high-end reproduction jewelry ("faux jewelry") and 14 karat gold jewelry with cubic zirconia and other synthetic stones. Through its national chain of 26 currently operating retail stores, the Company sells jewelry that emulates classic fine jewelry as well as pieces designed by famous jewelers such as Tiffany & Co.(-Registered Mark-), Cartier(-Registered Mark-), Bulgari(-Registered Mark-) and Harry Winston. The Company's product line also includes replicas of jewelry owned by Princess Diana, The Duchess of Windsor, Elizabeth Taylor and other celebrities. The Company's faux jewelry is created with layered gold, cubic zirconia and Austrian crystal to simulate the look of fine jewelry. In June 1996, the Company introduced a new collection of genuine sterling silver jewelry featuring semi-precious and synthetic stones. The Company's products are purchased from several domestic vendors and from vendors in China, England, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand.

     The Impostors stores are designed to match the elegant look of the Company's products and to provide customers with the feeling of shopping in an upscale, fine jewelry environment. The Company's stores are located in shopping malls and tourist locations. Currently, the Company's stores are located in Southern California, Northern California, the states of Arizona, Louisiana, Missouri and Washington and in the Washington, D.C. area. In addition, the Company has entered into a lease to open a new store in the Park Meadows shopping mall in the Denver metropolitan area, which is scheduled to open September, 1996. The Company's largest and most visible store is located in the prime retail area of San Francisco's Union Square.

BUSINESS STRATEGY
- -----------------
     In March 1994, the Company acquired out of bankruptcy substantially all of the assets and assumed certain liabilities used in connection with the operation of a nationwide chain of 29 faux jewelry stores which were then operating under the trademark "Impostors." In the months following the Company's entry into the faux jewelry industry, results of operations continued to deteriorate principally due to the continuing burden of excessive operating and overhead expenses, pre-petition and post-petition bankruptcy liabilities, the unprofitability of certain stores, as well as the continuation of ineffective marketing and merchandizing strategies. In June 1994, the Company hired a new president, Sissel B. Greenberg, who immediately began implementing a transition plan calculated to reverse the negative impacts of the Company's predecessor's ineffective business strategy. In furtherance of the turnaround effort, the Company has reduced overhead by moving its corporate offices from San Francisco to Denver, closed four stores due to unprofitable operations, reduced debt through negotiated settlements, opened two new stores and implemented a new merchandizing strategy. These actions have reduced the Company's operating loss from $886,667 for the 13-month period ended January 29, 1995 to a loss of $37,298 for the fiscal year ended January 28, 1996.

     With its turnaround strategy in place, Premier believes that it has an opportunity to become a leader in the specialty retailing segment of the market for faux and reproduction jewelry and related accessory items through a combination of internal growth and acquisitions. Its plans include adding new stores and remodeling existing stores, development of new marketing channels including multimedia and direct mail, and the marketing of its high-end jewelry reproductions and store concept internationally through licensing and distribution arrangements.

     Principal Products
     ------------------
     Since inception, Impostors' merchandising strategy has evolved through several phases. Initially, the concept was based on the marketing and retailing of jewelry representing faux copies of expensive fine and designer jewelry. However, in 1993, when AFJ filed for Chapter 11 protection, the

"Rediscover Impostors" program presented a new business focus presenting the merchandise in a theme oriented style and focusing on more trendy fashion jewelry. Price points were significantly lowered for a day-in, day-out value. A significant decline in revenues and margins resulted from this program. As part of the turnaround plan, the merchandise has been refocused to designer and fine jewelry inspired faux jewelry, with more emphasis on 14 karat gold and most recently, genuine sterling silver.

     The Company's products are comprised of approximately 60% fine jewelry reproductions and emulations of merchandise inspired by classic designers such as Cartier(-Registered Mark-), Tiffany & Co.(-Registered Mark-), Bulgari(- Registered Mark-) and Harry Winston, and approximately 40% of 14 karat gold featuring cubic zirconia and other synthetic stones. The jewelry ranges from solitaire rings and faux pearl necklaces to earrings, pendants and bracelets. Since the Company's products are set in layered 18 karat gold over jewelers bronze or 18 karat gold over sterling silver, the jewelry can be offered at substantially less cost than the original pieces. The use of cubic zirconia and other laboratory grown stones offers a more affordable product by emulating the look and feel of expensive gemstone jewelry. The Company recently introduced a collection of genuine sterling silver with semi-precious and synthetic stones.

     The Company offers approximately 3,000 different jewelry items, with none representing more than 10% of the Company's total annual sales. As a group, 14 carat gold items constitute the largest classification, representing 40% of total inventory. Throughout the year, individual stores offer between 1,000 and 2,000 different pieces, with certain specialty items being added from time to time for seasonal or other marketing purposes.

     Approximately 20% of the Company's products represent exclusive items that are manufactured under special order for the Company. The remaining 80% are selected by the Company from existing inventory offered by vendors. Because the Company's products are high-quality emulations of classic fine jewelry designs that change little from year to year, the Company has not experienced problems associated with inventory obsolescence.

     Remodeling and Expansion Strategy
     ---------------------------------
     The Company has developed a new interior design to match the elegant look of its products and to provide its customers with the feeling of shopping in a high-end, fine jewelry environment. During 1995, the Company completed one interior remodel of an existing store in San Francisco, California. During 1996, the Company has completed two remodelings, one in St. Louis, Missouri and one in Tucson, Arizona and has three additional remodelings in process, all scheduled for completion in August 1996. In addition, the Company's new store in Park Meadows shopping mall in the Denver metropolitan area will incorporate its new interior design.

     The Company plans to remodel eight additional stores over the next two years, at an average estimated cost of $25,000 per store. Additional remodeling activity will depend upon the availability of working capital from future operations, of which there can be no assurance. The Company also plans to open ten new Impostors stores in existing and new markets over the next 12 months. The Company has entered into a lease to open a new store in the Park Meadows shopping mall in the Denver metropolitan area. The store is scheduled to open in September 1996. Other potential real estate sites in Florida, Massachusetts, Nevada, New Jersey and New York are currently being evaluated, although to date no decisions regarding additional new locations have been made.

     In selecting and evaluating new sites, the Company has developed criteria which consider local population demographics, customer base, sales per square foot of other retailers in the area, and most significantly, location. The Company focuses on centers and malls with a heavy tourist trade. Absent a high tourist component, a regional mall would be considered only if the location offered is in a high traffic area with a mix of other fashion tenants. The Company also plans to pursue opportunities in casinos and high-profile hotels. The Company develops financial projections for any new proposed site and will reject any location where it believes break-even operations cannot be achieved within a three- to six-month period. The opening of a new retail location represents an aggregate capital requirement of approximately $100,000 to $200,000, depending on location and size, which includes initial leasehold expenses and improvements, purchases of furniture, fixtures and equipment and initial inventory costs.

     Since the Company's inventory, accounting and information systems are highly automated, it believes that it has the present capacity to handle the accounting, informational and inventory tracking needs for up to 100 stores. Current management could manage an additional 10 stores with minimum increases in overhead costs, with further additions requiring increased management and other staffing.

     In addition to developing its own new store locations, the Company is continually investigating the possibility of acquiring companies in similar lines of business, including faux jewelry, fine jewelry and accessories. Potential candidates include small retail chains, companies currently engaged in multimedia faux jewelry sales, as well as former Impostors franchisees. While the Company continually investigates such acquisition opportunities, there are no substantive negotiations, arrangements, agreement or understandings with respect to any potential acquisition.

     Other Marketing and Distribution Channels
     -----------------------------------------
     Currently, over 98% of the Company's revenues are derived from its retail store sales. The Company also has limited sales nationally and internationally through distributors and wholesalers. The Company frequently receives inquiries from overseas businesses regarding the development of wholesale and retail distribution of its concept and products in Europe as well as the Orient. Prior to this offering, the Company has had no resources to focus on this international demand and products have been sold in limited amounts to accounts in Australia, Chile, Italy and Taiwan. The Company plans to increase its international business by hiring additional persons and/or agents to represent its line of products internationally, and may use a portion of the offering proceeds for investments in inventory to service any increase in its international business, although no proceeds of this offering have been specifically allocated for this purpose. The ability of the Company to fully develop the potential offered by the international marketplace depends upon the availability of additional working capital from future operations, of which there can be no assurance.

     The Company plans to develop a catalogue which initially will be distributed through its retail stores located in tourist areas. Depending on the results of the in-store distribution, the Company may decide to broaden the catalogue distribution through direct mailings to new potential customers. The Company has also explored possible multimedia distribution of its jewelry. It is in the process of developing an internet Home Page, which it expects to have completed in August 1996. Additionally, the Company has initiated discussions to market its concept and products to the home shopping networks, and intends, through an independent producer, to develop a "Concept Program" around its theme of designer inspired and faux jewelry. Part of this process includes the licensing of a spokesperson, who may be a celebrity, to add credibility and entertainment.

MARKET AND CUSTOMERS
- --------------------
     The Impostors' niche bridges the markets between costume and fine jewelry by offering high-quality reproductions of classic and designer fine jewelry and also a collection of 14 karat gold and sterling silver with cubic zirconia, semi-precious and synthetic stones. The Company's faux jewelry distinguishes itself from traditional fashion jewelry by the quality of the metals, stones and craftsmanship utilized in the design and manufacturing process. While costume jewelry is typically price-pointed in the $5 to $30 range, the majority of the Company's faux jewelry is priced in the $30 to $100 range. The 14 karat gold collection has pricepoints between $45 to $1,000 range, with the majority in the $100 to $400.

     The market for the Company's products is to a large extent defined by a knowledgeable customer's desire to have the look, feel and design of classic fine jewelry and expensive diamond and gemstone jewelry, without the cost. The Company targets women between the ages of 30 and 60 who are either purchasing jewelry reproductions in place of or to complement expensive fine jewelry, or professional women who want the look of fine jewelry but are unwilling or unable to pay the fine jewelry price tag. The Company expects this market to continue to grow in accordance with the expected increases in the number of women entering the professional workplace. The Company also expects to benefit from the maturation of the baby boomer generation who, according to the United States Census Bureau, will have reached the age of 45 by the year 2000. It has been the Company's experience that the vast majority of its retail customers are women purchasing for themselves rather than men purchasing for others.

SUPPLIERS AND VENDORS
- ---------------------
     The Company purchases its products from vendors who have an established history of manufacturing high quality jewelry products. These vendors offer a standard product line through catalogues and trade shows, and also will manufacture certain products specially for the Company, for which the Company will typically be given a 12 to 18 month exclusivity for that item by the vendor. The Company's relationship with its vendors of high-quality product is considered a component in its strategic advantage over other competitors. The Company works closely with its vendors to constantly upgrade the quality of its products.

     The Company's products are currently being purchased 60% from domestic vendors and 40% from vendors in England, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand. Approximately 20% of the inventory is manufactured under a special order arrangement, with the other 80% purchased from vendors' existing inventory and designs. Orders from foreign vendors take 6 to 8 weeks to fill, with U.S. vendors delivering in approximately 3 to 4 weeks. All vendors offer the Company terms of payment of between 30 and 90 days. The Company continually investigates new sources of merchandise in order to maximize profit margins and expects to concentrate future purchases to a larger degree from vendors in the Pacific Rim. The Company considers the identity of its sources of supply to be proprietary to the extent that a product's quality, source and price bear directly upon the Company's competitive advantage. The Company does not rely on any single source of supply and could readily obtain product from new suppliers should any given source become unavailable. The Company has not experienced any difficulty in obtaining merchandise and does not anticipate any future problems or restriction of availability.

COMPETITION
- -----------
     Because the Company's products address a market niche for the look and feel of fine jewelry without the cost, it experiences both indirect and direct competition from others. Indirect competition comes from costume and fashion jewelry at the low end and fine jewelry on the upper end, with the Company's faux jewelry and 14 karat gold with synthetic stones bridging the gap. The Company believes its products are superior both in design and quality to jewelry offered by traditional fashion jewelry retailers. Conversely, the Company's advantage over expensive fine gemstone and diamond jewelry is one of cost without a commensurate sacrifice in appearance or durability.

     Within its market, the Company competes directly with vendors and other retailers of faux jewelry. Department stores typically offer lower-end costume and fashion jewelry, or on occasion will offer higher-end faux jewelry designed by their own exclusive designers. While some department stores will have a limited offering of faux jewelry, the Company's exclusive emphasis on this specialty market niche is designed to attract the customer who has already decided to purchase faux jewelry rather than either costume jewelry or the high cost genuine piece of fine jewelry. However, the Company is not alone in this marketing approach, as there exist a few other chains of retailers offering faux jewelry in a directly competitive manner. The Company is aware of only one other business, N. Landau Hyman, that has a comparable number of specialty retail stores that focus on the sale of faux jewelry. Other specialty retailers who focus on the sale of faux jewelry include Elegant Illusions which has approximately 10 stores in California and Minnesota, Mystique which has 4 stores in Florida, and Diamond Essence which has 3 retail stores in New York and Chicago and a direct marketing catalogue concentrating exclusively on 14 karat gold jewelry with faux gemstones. The Company's advantage, if any, over these other retailers lies in its relationships with its vendors, some of which it considers to be highly proprietary, economies of scale offered by the Company's ability to purchase large quantities of inventory from vendors who have certain minimum quantity requirements, and in its store locations. Nevertheless, in order for the Company to continue to be competitive, it must maintain and expand its desirable store locations and continue to develop its strong vendor relations, neither of which can be assured.

INTELLECTUAL PROPERTY
- ---------------------
     Copyrights, trademarks and trade secrets are the principal protection for the Company's products, services and reputation. The Company owns federally registered trademarks for the following names: Impostors(-Registered Mark-), Impostors De Classique Copy Jewels(-Registered Mark-), Impostors Copy Jewels(- Registered Mark-), Elegant Pretenders(-Registered Mark-), and The Latest In
Faux(-Registered Mark-).   All of the trademarks are considered by the Company
to be valuable property rights. The protection afforded by these intellectual property rights and the law of trade secrets is believed by the Company to be adequate protection for its products and or services.

     As a reseller of emulations and copies of fine designer jewelry, the Company must avoid infringing any copyrights or trademarks claimed by the original designer. A copyright protects the manner of expression of a piece of a jewelry rather than the idea or concept behind making it. As the Company's products do not purport to be exact copies, but rather emulations inspired by other designs, the Company believes that the sale of faux jewelry does not per se violate the copyright interest of others. Nevertheless, if a particular jewelry design is subject to copyright protection, that copyright expires after 75 years, if owned by a corporation, or after 50 years after the creator's death, if an individual. Prior to 1988, in order for a designer to claim copyright protection to a piece of jewelry, a copyright notice would have to have been affixed to the original piece. Thus, any jewelry sold in the United States before 1988 without a copyright notice is considered to be in the public domain. However, fine jewelry designed and sold in the United States after 1988 could be subject to copyright protection without the necessity of a copyright notice on the original piece. As a result, the Company has no effective way of determining if a particular piece of fine jewelry is subject to copyright protection claimed by its original designer. It is, therefore, important for the Company to ensure that its products do not purport to be exact copies of an original, but only inspired by the original designs.

     Although infrequent, it is possible for a designer to claim trademark protection if it can establish that the customer realizes that a particular piece of jewelry comes from a particular manufacturer. In order to be claimed, however, a registered trademark indication must usually be placed on the original piece. The Company takes meticulous precaution to avoid advertising and marketing strategies that might lead to confusion in the minds of its customers as to the source or origins of its emulation jewelry.

     The Company has developed and adopted methodologies designed to prevent its infringement of the intellectual property rights of third parties; however, there can be no assurance that it will not be subject to claims for inadvertent infringement from time to time. While there have been only four instances of claimed infringement in the past, when the Company has received notice of inadvertent infringement, it has been its policy to voluntarily cease and desist selling the particular product. As an average store has more than 1,000 different items of jewelry on display and offered for sale, the Company has not experienced, and does not expect to experience, any material adverse effects on its revenues in these instances.

LICENSE ARRANGEMENTS
- --------------------
     The Company has granted a total of three licenses to former Impostors franchisees granting to them the right to use the Impostors trademark in a total of five retail locations for a period of one year. Each license requires the payment of $5,000 per store per year, and is renewable annually at the discretion of the Company. It is not expected that these license arrangements will represent a material portion of the Company's future activity.

EMPLOYEES AND CONSULTANT
- ------------------------
     The Company currently has 70 full-time and 90 part-time employees, of which 14 are employed in the Company's corporate offices. Each retail store is staffed by a manager and assistant manager, as well as one or more sales personnel. The Company also has four area managers and one regional manager (for the East Coast). Store managers are hired and supervised by area managers. All management and staff personnel are employed directly by the Company.

     The Company believes that it currently has sufficient management to add 10 additional stores over the next 12 months. Further store expansions will require additions to management and staff on a case-by-case basis. The success of future expansion will depend to a large extent on the Company's ability to attract, motivate and retain highly-qualified personnel.

     As President and Chief Executive Officer Ms. Greenberg serves under a written employment agreement expiring on June 20, 1997. She receives a base salary of $7,500 per month and is eligible to participate in the Company's Incentive Stock Option Plan ("ISOP"). Ms. Greenberg was granted incentive stock options pursuant to the ISOP exercisable to purchase, in the aggregate, 200,000 shares of Common Stock of the Company at an exercise price of $.375 per share, all of which are fully vested, and incentive stock options exercisable to purchase an additional 100,000 shares of common stock at a price of $.50 per share, of which 50,000 are vested and 50,000 will vest ratably over two (2) years ending March, 1998.

     In January 1996, the Company hired Todd Huss as its Chief Financial Officer. Mr. Huss brings with him nearly 10 years of experience as a licensed certified public accountant, primarily with KPMG Peat Marwick.

     Effective February 1996, the Company retained Jack Brandon, the former Vice-President of a 200 store portrait studio retail chain. It is expected that Mr. Brandon will devote approximately 30 to 40 hours per month on behalf of the Company. Mr. Brandon also provides construction oversight services for new Impostor locations and remodels. Fees for these services are paid on a job-by-job basis.

SEASONALITY
- -----------
     The Company's business is highly seasonal with its mall locations generating 20% of revenues during the Christmas holiday season. The Company's 12 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors effecting tourism in their particular locations.

PROPERTIES
- ----------
     The Company currently maintains executive offices at 3033 S. Parker Road, Suite 120, Aurora, Colorado 80014. The offices consist of approximately 5,000 square feet which the Company holds under a 5-year lease expiring in the year 2001, for a rental of $5,150 per month. The lease is guaranteed by four of the Company's directors. The opening of the Company's executive offices represented the culmination of a strategic plan to close its executive offices in San Francisco, California to reduce operating expenses. The Company expects the move to represent substantial savings over the next several years.

     The Company's 26 retail locations are each operated under commercial leases with expiration dates ranging from 1996 to 2002. Store size varies from 310 to 1,200 square feet with annual sales ranging from $200,000 to $1,500,000. Each lease requires the payment of a minimum base rent and additional payments for operating expenses, taxes, insurance, in some cases, and additional rent based upon a percent of gross sales. The Company monitors on a daily basis sales, margin and inventory turn-over for each store location. This information is used not only to develop criteria for additional store expansions but also to determine acceptable parameters for lease renewals as they arise. In the ordinary course of business, the Company is continually engaged in discussions with its various commercial landlords over issues that arise from time to time under the leases. The lease for the Company's store in the Stoneridge Mall in San Francisco is currently terminated but the subject of renegotiations which the Company expects to be completed in the second fiscal quarter. All of the remaining Company's existing commercial retail leases are in full force and effect as of the date of this Prospectus.

CHANGES IN INDEPENDENT PUBLIC ACCOUNTANTS
- -----------------------------------------
     On February 16, 1995 the Company's Board of Directors approved a change in the Company's independent accountant. The change was effective February 16, 1995.

     The independent accountant who was previously engaged and dismissed by the Company as the principal accountant to audit the Company's financial statements was Schumacher & Bruce. None of Schumacher & Bruce's reports over the past two years and the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or was qualified or was modified as to uncertainty, audit scope or accounting principles except the following: The report of Schumacher & Bruce dated June 9, 1994 accompanying the audited balance sheet of the Company as of December 31, 1993 and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 1993 and 1992 was qualified assuming that the Company would continue as a going concern. There have not been any disagreements between the Company and Schumacher & Bruce on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during the past two years and through the date of the change in certifying accountants.

     The Company retained the accounting firm of Hein + Associates LLP to serve as the Company's independent accountant to audit the Company's financial statements. This engagement was effective February 16, 1995. Prior to its engagement as the Company's independent accountant, Hein + Associates, LLP had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements.


                               LEGAL PROCEEDINGS

     The Company is currently involved in the following legal proceedings:

     i. PREMIER CONCEPTS, INC. V. WILLIAM T. AND MARTHA A. JACKLING, Civil Action No. 7599-94 pending in the State Court of New York, County of Monroe.

          This action in 1994 has been brought by the Company to collect approximately $80,000 due and owing on open account from former franchisees of AFJ. In the case, the Company has also asserted against the Defendants' claims of trademark infringement, unfair competition and breach of contract in connection with the Defendants' continued use of the Company's registered trademark "Impostors" without legal authorization. This matter is pending.

     ii. CINER MANUFACTURING COMPANY, INC. V. PREMIER CONCEPTS, INC. Civil Action No. C 95-3264, United States District Court for the Northern District of California.

          This matter has been brought by the plaintiff in November, 1995 alleging copyright infringement and unfair competition by the Company's unauthorized advertising, manufacturing and sale of jewelry using plaintiff's copyrighted designs. The Company has denied the allegations in the Complaint, and the matter has been scheduled for binding arbitration pursuant to a stipulation in which it is agreed that the minimum award will be $2,000 and the maximum award will be $10,000. Subsequently the arbitration has been completed with the Company ordered to pay $3,500. The matter is fully resolved as of the date of this amended Report.


          In 1995, the Company filed a Complaint in the Puerto Rico District Court for San Juan against R & L Imports Corporation for amounts due on inventory delivered by the Company, and on amounts due on the Customer Agreement and Settlement Agreement executed by the defendant and American Fashion Jewels, Inc. on January 20, 1994. Since the filing of this Complaint, the defendant has continued to use the Company's "Impostors" trademark after expiration of the License Agreement authorizing such use. The Complaint shall be modified to add this claim. The Company seeks damages in excess of $27,000. Both claims are supported by written contracts and written admissions by the defendant. The Company is represented in Puerto Rico by Cancio, Nadal, Rivera & Diaz.

     iv.  SEC INVESTIGATION.

          During 1995, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by a former officer and director of the Company.
The Company has fully complied with all requests; however, as of May 1, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation.

                 MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its shareholders during the fourth quarter of its fiscal year ended January 28, 1996.

                                    PART II

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK.
- ---------------------------
     The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board. The reported high and low bid and asked prices for the Common Stock are shown below for the period through March 31, 1996: (1)

                                  Bid                      Ask
                                  ---                      ---
                            High       Low           High       Low
1994
- ----
First Quarter               1.25      1.25           2.00      2.00
Second Quarter              1.50      1.50           2.00      2.00
Third Quarter               1.50      1.50           2.00      2.00
Fourth Quarter              1.00      1.00           2.00      2.00

1995
- ----
First Quarter               -0-        -0-            -0-       -0-
Second Quarter              1.00      1.00           2.00      2.00
Third Quarter               1.00      0.25           2.00      0.75
Fourth Quarter              0.75      0.375          1.625     1.25

1996
- ----
First Quarter               0.50      0.375          1.625     0.625

     The bid price of the Company's Common Stock as of March 31, 1996 was $0.625. The prices presented are bid and asked prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not reflect prices in actual transactions.

     As of May 1, 1996, there were approximately 166 holders of record of the Company's Common Stock.

DIVIDENDS
- ---------
     No cash dividend was paid for the fiscal years ended December 31, 1994,
January 29, 1995 or January 28, 1996.  The Company does not intend to declare or pay any dividends on its outstanding shares of Common Stock in the future.
Future dividend policy is subject to the discretion of the Board of Directors, and is dependent upon a number of factors including future earnings, capital requirements and the financial condition of the Company.  Although no shares of
Preferred Stock have been issued, in the event such shares are issued, the rights of Common Stock shareholders to dividends shall be subject to the rights and preferences of Preferred Stock shareholders.

- -----------------------------

(1) Current bid and asked prices are being quoted by the Company's market maker, Hanifen Imhoff. These prices may not regularly appear on the OTC
     Bulletin Board.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     In 1995, the Company changed its fiscal year from a calendar year ended
December 31 to a retail year which ends on the last Sunday in January. It should also be noted that the fiscal year that ended December 31, 1994 included only ten months of operations of the Impostors retail chain, as the date of the Impostors acquisition was February 24, 1994.

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     Due to seasonality of the Company's business, approximately 20% of the
Company's business is generated during the Christmas holiday season.  The
Company's cash position will therefore be the highest at the end of December as compared to any other month in the year.  Further, since the Company changed its fiscal year in 1995 from a calendar to a retail year-end as discussed above, balance sheet comparisons are for the period at December 31, 1994 and
January 28, 1996.  As such, the Company's cash position decreased $272,004, from $599,202 at December 31, 1995 to $327,198 at January 28, 1996, primarily due to a significant reduction of accounts payable during the month of January.

     At January 28, 1996, marketable securities consisted of the Company's holdings in Global Casinos, Inc. During 1995, the Company sold 185,500 of its shares in Global Casinos, Inc. which proceeds were utilized for reduction of short-term debt. Also, at January 28, 1996, the Company's holdings of Global
Casinos, Inc. shares reflect a decrease in value of approximately $93,900, from $139,067 at December 31, 1994 to $45,113 at January 28, 1996.

     Property and equipment decreased $287,602, from $1,265,329 at December 31, 1994 to $977,727 at January 28, 1996, resulting mainly from normal depreciation, but also from the closing of five stores during the year. In the third quarter of 1995, the Company opened its two new stores in Bellevue, Washington and Tucson, Arizona which added approximately $125,000 to fixed assets at January 28, 1996. At December 31, 1994, the Company recorded
$187,000 in trademark assets, representing the goodwill of the Impostors trademark and other intellectual property acquired in the Impostors transaction. This asset, whose amortized book value was $164,900 at January
28, 1996, is being amortized over a 10-year period.

     As of January 28, 1996, the Company had outstanding liabilities of $1,994,590 compared to $3,556,504 for the fiscal year ended December 31, 1994, a decrease of $1,561,914, or 44%. Current liabilities decreased $1,284,526, or 52%, from $2,436,093 at December 31, 1994 to $1,178,567 at January 28, 1996.
Working capital therefore improved $696,462, from $(13,290) at December 31, 1994 to $683,172 at January 28, 1996.

     The amount borrowed from related parties equaled $98,879 at January 28, 1996 compared to $204,527 at December 31, 1994, representing a reduction of $105,648. Current notes payable of approximately $378,902 include post petition liabilities of $285,315 that the Company assumed in connection with the Impostors transaction in 1994. These notes, which totaled $522,102 at December 31, 1994, were reduced during fiscal 1996 by $236,787.

     The Company's long-term debt, net of current portion, at January 28, 1996 was $759,864 compared to $890,902 at December 31, 1994.  Long-term debt consists mainly of a $635,000, 10% promissory note collateralized by the
Company's inventory, which is due February 22, 1998.   The remainder of long-
term debt represents notes to creditors holding the post-petition liabilities assumed in the Impostors acquisition.

     Accounts payable decreased during fiscal 1996 by $612,494, or 67.7%, from $904,399 at December 31, 1994 to $291,905 at January 28, 1996. Approximately
$200,000 of the total accounts payable at year-end relates to the operation of the Impostors stores, while the remaining $90,000 is attributable to the Company's operations prior to the Impostors acquisition. During 1995, management was able to negotiate settlements with several of the Company's creditors that related to the Company's casino operations in 1991 and 1992.
During fiscal 1996, the Company therefore recorded a gain from the restructuring of certain of these liabilities of $145,331, net of income tax benefit of $64,000. During 1995, the Company also extinguished $282,110 of accounts payable that also related to the Company's previous gaming operations.
Approximately $60,000 of the reduction in accounts payable in fiscal 1996 represented amounts previously accrued from a 1994 consulting agreement which was never executed. Approximately $80,000 in additional liabilities were assumed by a third party due to its financial interest in the casino property collateralizing this debt.

     Management expects that settlement negotiations will continue in its current fiscal year to attempt to settle the $90,000 accounts payable remaining from the Company's previous gaming operations. However, there can be no assurances that further settlement with these creditors can be obtained in the future.

     At December 31, 1994, the Company had reserved $143,000 for future store closings. During 1995 this reserve was fully utilized to offset the closing of five of the Company's retail stores. On March 1, 1995, the Company closed its stores in Twelve Oaks, Michigan, and on April 1, 1995, its store in Montclair
Plaza, California was closed. Both of these stores were closed upon the expiration of their respective leases due to unprofitable operations. On
August 31, 1995, the Company closed its store in the Embarcadero Center in San
Francisco, California due to its continued lackluster performance.  On
October 12, 1995, the Company vacated its retail space at the Stonestown
Galleria, California whereby management negotiated a termination of its lease in exchange for continuing to pay its monthly minimum rents for three months following the closing of the store. On October 15, 1995, the Company's location on Rodeo Drive, California in Beverly Hills was closed due to the landlord's termination of this store's month-to-month lease.

     At December 31, 1994 the Company had accrued a guarantee liability of $109,000. In October, 1995, the claim underlying the guarantee was settled through the issuance of 233,958 of the Company's common shares. The Company was able to settle additional claims during 1995 with the issuance of 35,000 of the Company's common shares. These transactions are included in the Company's
Statement of Changes in Stockholders' Equity as "settlement of claims" during the fiscal year ending January 29, 1995.

     Other accrued liabilities of $408,881 at January 28, 1996 represent expenses accrued in the ordinary course of business in connection with the operation of the Company's retail chain. Approximately $155,000 of this amount consisted of accrued salaries, $116,000 accrued sales taxes payable and $70,000 represented accrued medical insurance.

     As discussed above, in 1995 the Company changed its fiscal year from a calendar to a retail year-end. Due to a net loss of $214,784 in the month of January 1995, the Company's equity decreased from $630,569 at December 31, 1994 to $415,785 at January 29, 1995. During fiscal 1996, shareholders' equity was improved through the completion of a private placement of common shares which resulted in approximately $282,000 in additional equity capital. Also during 1995, approximately $185,000 of claims and $45,000 of services were converted to equity. Net income for the year of approximately $174,000 further added to the Company's equity which increased $686,419 during fiscal 1996, from $415,785 at January 29, 1995 to $1,102,204 at January 28, 1996.

     Net cash provided by operating activities for the period ended January 28, 1996 was $128,516 compared to cash used in operating activities of $58,944 for the year ended December 31, 1994. Offset against cash provided by financing activities of $382,500, consisting of $282,500 from issuance of common stock and $100,000 from proceeds of issuance of notes payable, were principal payments on notes of $346,219, resulting in net cash provided by financing activities of $36,281. Net cash used in investing activities was $8,763, consisting of $165,137 in capital expenditures for property and equipment and proceeds from the sale of investments of $156,374. The foregoing resulted in an improvement in the Company's cash position of $156,034, from $171,164 at January 29,1995 to $327,198 at January 28, 1996.

     In January, 1996, the Company completed a private offering of common stock, realizing net proceeds of $282,500 from the sale of 1,170,000 shares.
The proceeds of the offering were utilized to pay the costs of one store opening and two remodelings.

     The Company continues to require working capital to finance its operating losses during slow sales periods. During 1995, the Company covered part of its working capital needs from borrowing $100,000 from an unrelated party. This note is payable in monthly installments of $10,000 plus accrued interest of 12%. The Company used its position in Global Casinos, Inc. common stock to reduce its debt collateralized by these shares as well as for working capital.
The Company intends to liquidate its remaining shares in Global Casinos, Inc.
to help meet its working capital requirements in fiscal 1997. However, there can be no assurance favorable market conditions will exist, such that the Company's shares in Global Casinos, Inc. can be liquidated on terms favorable to the Company. In addition, management is continuing to seek additional working capital financing through conventional financing. However, as of the date of this filing, no permanent financing has been obtained. The Company therefore continues to rely on its short-term funding sources to meet its working capital needs, and its financial position could be materially adversely affected if these funding sources are unable or unwilling to continue to provide the Company with operating capital.

     At January 29, 1996, the Company had a net operating loss carryforward for federal tax purposes of $680,000 that will be utilized to offset future operating profits.

     Subsequent to year-end, the Company signed a Letter of Intent covering a proposed secondary public offering. As currently proposed, the offering would consist of a number of shares of common stock and warrants, which will be offered to the public at a price to be agreed upon that will result in gross proceeds of approximately $3,500,000. The Letter of Intent in non-binding and subject to change and numerous conditions precedent. As a result, there can be no assurance that the secondary offering will be completed in accordance with the terms currently contemplated.

     Subsequent to year-end, on June 24, 1996, the Company successfully completed a bridge financing in which it sold an aggregate of 416,670 shares of Series A Convertible Preferred Stock and 208,335 Class B Warrants, realizing net proceeds of $225,000. The proceeds of the bridge offering were utilized to complete three store remodeling projects and to pay for the expenses associated with opening the new Park Meadows store.

     As indicated by the foregoing, the Company continually investigates and evaluates means to raise additional capital to improve and expand its operations. However, there can be no assurance that the Company's efforts in this regard will be successful.

RESULTS OF OPERATIONS - FISCAL 1996 COMPARED TO FISCAL 1995
- -----------------------------------------------------------

     One Month Ended January 29, 1995.
     --------------------------------
     As discussed below, the Company changed its fiscal year from a calendar year-end to a retail year-end in 1995.  As such, a one-month operating period ended January 29, 1995 was reported in the Company's financial statements.

     Total revenues for the period were $543,377. Cost of goods sold was $228,076 resulting in a gross margin of $315,301, or 58%. The margin percentage reflects management's effort to reduce inventories and preparation for the close of two stores in March, 1995.

     Operating expenses of $518,327 which included personnel expenses of $231,802 and occupancy expenses of $174,592, resulted in an operating loss of $203,026 for the one-month period. Also included in operating expenses was depreciation of $29,663 and general administrative expenses of $82,270. This interest expense was $11,899.

     As a result of the foregoing, the Company reported a net loss for this one-month period ended January 29, 1995 of $214,784, or $(.10) per share on 2,171,000 weighted average shares outstanding.

     Net cash used in operating activities of $410,030 was the result of a significant reduction in accounts payable of $435,030, which was partially offset by cash provided by a $201,735 reduction in merchandise inventories.

     Payments on notes payable were $18,008. As a result of the foregoing, the Company's cash position decreased to $428,038, from $599,202 at January 1, 1996 to $171,164 at January 29, 1995.

     Reporting periods and comparability.
     -----------------------------------
     In 1995 the Company changed its fiscal year from a calendar year to a retail year that ends on the last Sunday in January.  As such, the Company's financial statements were reported for the year ending December 31, 1994
("Fiscal 1994"), a one month period ending January 29, 1995, and the year ending January 28, 1996 ("Fiscal 1996").  The Impostors acquisition was completed on February 24, 1994, and accordingly results of operations for the period ended December 31, 1994 reflect only ten (10) months of Impostors operations.  Prior to the Impostors acquisition, which includes the period from
January 1, 1994 through February 23, 1994 (approximately two months), the
Company had no significant operating activity.  Therefore, for purposes of comparison, the one-month period from January 1, 1995 through January 29, 1995 has been combined with Fiscal 1994 and therefore represents thirteen (13)
months of combined operations but only eleven (11) months of operations of
Impostors.  This combined period is referred to in the following discussion as
"the period ended January 29, 1995."

     The financial data used analyzing the Company's results of operations for the periods ended January 28, 1996 (Fiscal 1996) and January 29, 1995 (Fiscal
1995) are as follows:

                                       Fiscal Year Ended       Period Ended
                                       January 28, 1996      January 29, 1995
                                       -----------------     ----------------
     Sales                                 9,069,840             8,335,790

     Cost of Goods Sold                    2,690,658             2,797,607

     Gross Margin                          6,379,182             5,538,183

     Operating Expenses                    6,416,480             6,424,850

     Operating Loss                          (37,298)             (886,667)

     Other Income (Expenses)                   2,186              (344,296)

     Income (Loss) Before Extraordinary
         Item                                 28,888            (1,179,963)

     Net Income (Loss)                       174,219            (1,038,726)

     Net Income (Loss) Per Share               0.07                 (.57)

     The Company's revenues increased from $8,335,790 for the period ended
January 29, 1995 to $9,069,840 for the year ended January 28, 1996.  During
1995, the Company's same-store sales increased by 10%, or approximately
$738,000. (The 1995 same-store sales includes only stores open for the entire period to which it is being compared. For the purpose of comparable same-store sales only, the period ended January 29, 1995 includes 12 months of sales.
However, the financial statement data for the same period includes only 11 months of Impostors operations, as this store was acquired in late February, 1994.) On a percentage basis, sales improved most significantly in the beginning of the year, mainly due to higher inventory levels compared to the same period in 1994, when the Company had just emerged from its bankruptcy proceedings. The Company's sales also improved due to a refocus in the Company's merchandising strategy, from less fashion-oriented merchandise to more fine jewelry looks.

     During Fiscal 1996, the Company closed four stores due to unprofitable operations. One location was also closed due to the landlord's termination of a month-to-month lease. In October 1995, the Company opened a new location in the Tucson Mall in Tucson, Arizona, and in November 1995, the Company opened a new store in Bellevue Square, Bellevue, Washington. During the period ended
January 28, 1996, the sales per store ranged from approximately $197,000 to approximately $1,460,000 for the highest sales volume store. A majority of the retail stores generate between $250,000 and $450,000 in annual sales. The
Company believes that existing stores have potential for further improvements in sales and contribution through the continuation of a focused merchandise mix as well as from a higher inventory turn rate. In addition, remodeling and updating the overall look of the stores should further enhance these stores' performance. In 1995, the Company remodeled its store at the Stoneridge Mall in Northern California to reflect a more contemporary look and color scheme.
In March 1996, the Company's store in the St. Louis Galleria in St. Louis,
Missouri was remodeled and relocated to an improved location in the mall.  The
Company's remodeling efforts will continue to the extent that funds are available and the expected sales increases justifies the capital investment.

     Approximately $111,000 of the Company's sales in Fiscal 1996 represented sales to wholesale clients, while the comparable amount for the period ended
January 29, 1995 was $154,954.  The Company's wholesale business was primarily

to former franchisees that signed licensee agreements with the Company allowing the licensees a continued use of the Impostors mark. In March, 1996 these licensee agreements expired, and management is considering renewal of these agreements on a case-by-case basis. As of the date of this report, three of these agreements, representing five stores, have been renewed for an annual licensee fee of $5,000 per store.

     For the period ended January 28, 1996, cost of goods sold was 29.7% compared to 33.6% for the period ended January 29, 1995. Gross margin therefore improved by approximately 4% from 66.4%, or $5,538,183 for the period ended January 29, 1995 to 70.3% or $6,379,182 for the period ended January 28, 1996. Approximately 3% of the gross margin increase resulted from the relatively higher discounts obtained on merchandise where the Company bought larger quantities. The Company's gross margin also improved from an increase in the amount of products purchased from the Orient which normally offers a lower merchandise cost than if the same products were bought from domestic vendors. In addition, less promotional activity without erosion in sales in Fiscal 1996 compared to the period ended January 29, 1995 generated overall improved gross margins in most product categories. Gross margin incorporates the costs of shrinkage and freight, which for Fiscal 1996 were approximately
$52,000 and $51,000 respectively. These expenses were approximately $146,000 and $49,000 respectively in Fiscal 1995. 1% of the total 4% gross margin improvement therefore resulted from an approximate $94,000 reduction in shrinkage in Fiscal 1996 as compared to Fiscal 1995.

     Selling, general and administrative expenses were essentially unchanged at $6,416,480 for the period ended January 28, 1996 compared to $6,424,850 for the period ended January 29, 1995. The majority of these expenses were comprised of salaries and wages which amounted to $2,473,000 compared to approximately
$2,500,000 for the period ended January 29, 1995. Occupancy costs were $1,974,000 compared to $1,740,000 for the period ended January 29, 1995.
Depreciation and amortization was $337,070 for the period ended January 28, 1996, compared to $312,146 for the period ended January 29, 1995. Provision for store closures was $143,000 at January 29, 1995. The Company did not reserve any amounts for store closures at January 28, 1996 as none of the Company's current retail locations are expected to be closed during fiscal
1997.

     As part of management's efforts to reduce the Company's overhead expenses, in January 1996, the Company relocated its corporate headquarters from San
Francisco, California to Denver, Colorado.

     As a result of the foregoing, the Company improved its result from operations by $849,369, or 96%, from a loss of $886,667 for the period ended
January 29, 1995, to an operating loss of $37,298 for the period ended January
28, 1996. Due to a reduction in notes and loans outstanding, interest expense decreased by $49,296, or approximately 31%, from $157,476 for the period ended
January 29, 1995 to $108,180 for the period ended January 28, 1996. The net loss on marketable securities, which primarily related to the Company's holdings of common stock in Global Casinos, Inc. increased by $35,680, from a loss of $146,963 at January 29, 1995 to a loss of $182,643 at January 28, 1996.
The loss on the marketable securities includes an unrealized loss of $93,232, reflecting a decrease in the market value of the Global Casinos, Inc. shares at January 28, 1996 as compared to the investment cost basis of these shares at January 29, 1995. Extinguishment of accounts payable at January 28, 1996, related to the Company's previous gaming operations resulted in a gain of $282,110.

     Extraordinary gain of $145,331, net of income tax benefit of $64,000 for the period ended January 28, 1996 represented gains from the restructure and settlement of debts related to the Company's operations prior to the Impostors acquisition. At December 31, 1994, the gain from debt restructure was $141,237, net of income tax benefit of $51,000.

     Based on the foregoing, at January 28, 1996, the Company reported an improvement in net income of $1,212,927, from a net loss of $1,038,708 for the period ended January 29, 1995 to a net income of $174,219 for the period ended
January 28, 1996, which, based on average shares outstanding 2,450,0000, translates to a net income per share, after extraordinary items, of $.07. This compares to a net loss for the period ended January 29, 1995 of $.58 per share based on weighted average shares outstanding of 1,779,000.

     Inflation and changing prices have not had a material impact on the Company's prices, net sales and revenues and income from continuing operations, and are not expected to have a material impact in the future.

     In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets.
Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standards will have a material effect on the financial statements.

     In October 1995, the Financing Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS
123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123.

     Other than what has been discussed above, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in a material impact on the income and expenses of the Company.


                             FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

               Independent Auditor's Reports

               Balance Sheet - For the Year Ended January 28, 1996

               Statements of Operations - For the Fiscal Year Ended January
               28, 1996, for the Month Ended January 29, 1995 and for the Year
               Ended December 31, 1994

               Statements of Changes In Stockholders' Equity - For the Period from January 1, 1994 through January 28, 1996

               Statements of Cash Flows - For the Fiscal Year Ended January
               28, 1996, for the Month Ended January 29, 1995 and for the Year
               Ended December 31, 1994

               Notes to Financial Statements
















                            Premier Concepts, Inc.

                             Financial Statements
                  For the Fiscal Year Ended January 28, 1996,
                     For the Month Ended January 29, 1995,
                   and For the Year Ended December 31, 1994

                         INDEX TO FINANCIAL STATEMENTS





                                                                          PAGE
                                                                          ----
Independent Auditor's Reports. . . . . . . . . . . . . . . . . . . . .    F-2

Balance Sheet - For the Year Ended January 28, 1996  . . . . . . . . .    F-3

Statements of Operations - For the Fiscal Year Ended January 28,
1996, for the Month Ended January 29, 1995, and for the Year Ended
December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4

Statement of Changes in Stockholders' Equity - For the Period from
January 1, 1994 through January 28, 1996 . . . . . . . . . . . . . . .    F-5

Statements of Cash Flows - For the Fiscal Year Ended January 28,
1996, for the Month Ended January 29, 1995, and for the Year Ended
December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . .    F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .    F-7


                         INDEPENDENT AUDITOR'S REPORT





Board of Directors and Stockholders
Premier Concepts, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Premier Concepts, Inc. as of January 28, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal year ended January 28, 1996, for the month ended January 29, 1995 and for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier
Concepts, Inc., as of January 28, 1996, and the results of its operations and its cash flows for the fiscal year ended January 28, 1996, for the month ended January 29, 1995, and for the year ended
December 31, 1994, in conformity with generally accepted accounting principles.



/s/ Hein + Associates llp

Hein + Associates llp

Denver, Colorado
April 5, 1996

                              PREMIER CONCEPTS, INC.

                                   BALANCE SHEET
                                 JANUARY 28, 1996

                                    ASSETS
Current Assets:
   Cash and cash equivalents                                      $327,198
   Marketable securities                                            45,113
   Merchandise inventories                                       1,393,925
   Prepaid expenses and other current assets                        95,503
                                                                ----------
      Total current assets                                       1,861,739

Property and Equipment, net                                        977,727

Trademarks, net of accumulated amortization
   of $39,100                                                      164,900

Other Assets                                                        92,428
                                                                ----------
Total Assets                                                    $3,096,794
                                                                ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current portion of
   long-term debt:
      Related parties                                           $   98,879
      Other                                                        378,902
   Accounts payable                                                291,905
   Other accrued liabilities                                       408,881
                                                                ----------
         Total current liabilities                               1,178,567

Long-term Debt, less current portion                               759,864

Deferred Rent                                                       56,159
                                                                ----------
         Total liabilities                                       1,994,590

Commitments and Contingencies (Note 5)

Stockholders' Equity:
   Preferred stock, $.10 par value, 20,000,000
      shares authorized; none outstanding                             -
   Common stock, $.0004 par value;
      850,000,000 shares authorized;
      3,744,695 shares issued and outstanding                        1,498
   Additional paid-in capital                                    2,756,737
   Accumulated deficit                                          (1,656,031)
                                                               -----------
         Total Stockholders' Equity                              1,102,204
                                                               -----------
Total Liabilities and Stockholders' Equity                      $3,096,794
                                                                ==========

               See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.

                           STATEMENTS OF OPERATIONS
                                           For the Fiscal    For the Fiscal   For the Fiscal
                                             Year Ended        Year Ended       Year Ended
                                             January 28,       January 29,     December 31,
                                                1996              1995             1994
                                           --------------    --------------   ---------------
Revenues:
   Retail                                    $8,958,807          $539,409       $7,641,427
   Wholesale                                    111,033             3,968          150,986
                                            ------------      ------------     ------------
      Total revenues                          9,069,840           543,377        7,792,413

Cost of Goods Sold                            2,690,658           228,076        2,569,531
                                            ------------      ------------     ------------
      Gross margin                            6,379,182           315,301        5,222,882

Operating Expenses:
   Selling, general and administrative        6,087,717           488,664        5,451,377
   Provision for store closures                  (8,307)              -            143,000
   Depreciation and amortization                337,070            29,663          312,146
                                            ------------      ------------     ------------
      Total operating expenses                6,416,480           518,327        5,906,523
                                            ------------      ------------     ------------
Operating Loss                                  (37,298)         (203,026)        (683,641)

Other Income (Expenses):
   Interest expense, net                       (108,180)          (11,899)        (145,577)
   Loss on marketable securities, net          (182,643)               -          (146,963)
   Reduction of accounts payable                282,110                -               -
   Other                                         10,899               141          (39,998)
                                            ------------      ------------     ------------
      Other, net                                  2,186           (11,758)        (332,538)
                                            ------------      ------------     ------------
Loss Before Income Tax Benefit and
   Extraordinary Item                           (35,112)         (214,784)      (1,016,179)
      Income tax benefit                         64,000                -            51,000
                                            ------------      ------------     ------------
Income (Loss) Before Extraordinary Item          28,888          (214,784)        (965,179)
   Extraordinary item - Gain on restructure
      of debt, net of income tax expense
      of $64,000 and $51,000 for the
      years ended January 28, 1996 and
      December 31, 1994                         145,331                -           141,237
                                            ------------      ------------     ------------
Net Income (Loss)                              $174,219        $ (214,784)      $ (823,942)
                                               ========        ===========      ===========
Net Income (Loss) Per Share:
   Before extraordinary item                       $.01          $   (.10)        $   (.55)
   Extraordinary item                               .06                -                .08
                                            ------------      ------------     ------------
      Net income (loss) per share                 $ .07          $   (.10)        $   (.47)
                                                  =====          =========        =========
Weighted Average Shares Outstanding           2,479,000         2,171,000        1,740,000
                                              =========         =========        =========

               See accompanying notes to these financial statements.

                                            PREMIER CONCEPTS, INC.

                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH JANUARY 28, 1996

                                          Additional
                                         Common Stock         Paid-In      Accumulated
                                      Shares       Amount     Capital        Deficit         Total
                                     ---------     ------   ----------    ------------    -----------
Balances, January 1, 1994             507,206       $203      $223,742      $(791,524)    $(567,579)
   Common stock issued for:
      Rights offering                  81,425         33       274,476            -         274,509
      Private placement               927,556        371       893,910            -         894,281
      Acquisition of Impostors
         and Mirage                   637,500        255       794,745            -         795,000
      Settlement of claims             13,750          5        54,995            -          55,000
      Compensation to employees         3,300          1         3,299            -           3,300
   Net loss                               -           -            -         (823,942)     (823,942)
                                    ---------     ------    ----------     -----------   -----------
Balances, December 31, 1994         2,170,737        868     2,245,167     (1,615,466)      630,569

Net loss                                  -           -            -         (214,784)     (214,784)
                                    ---------     ------    ----------     -----------   -----------
Balances, January 29, 1995          2,170,737        868     2,245,167     (1,830,250)      415,785

   Common stock issued for:
      Private placement             1,170,000        468       282,032           -          282,500
      Settlement of claims            268,958        108       184,592           -          184,700
      Services                        135,000         54        44,946            -          45,000
   Net income                               -          -             -        174,219       174,219
                                    ---------     ------    ----------     -----------   -----------
Balances, January 28, 1996          3,744,695     $1,498    $2,756,737    $(1,656,031)   $1,102,204
                                    =========     ======    ==========    ============   ==========

                 See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.
                           STATEMENTS OF CASH FLOWS
                                        For the Fiscal   For the     For the
                                          Year Ended   Month Ended Year Ended
                                         January 28,   January 29,December 31,
                                             1996         1995        1994
                                        --------------------------------------
Cash Flows from Operating Activities:
 Net income (loss)                          $174,219    $(214,784)  $(823,942)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
   Stock for services                         45,000
   Gain on restructuring debt               (209,331)        -       (192,237)
   Reduction of accounts payable            (282,110)        -           -
   Provision for store closure                 8,307         -        143,000
   Depreciation and amortization             337,070       29,663     312,146
   Loss on marketable securities             182,643         -        146,963
   Other, net                                (13,201)        -         25,307
 Changes in operating assets and liabilities:
   (Increase) decrease in:
      Merchandise inventories               (197,665)     201,735    (122,259)
      Other assets                           (40,870)       6,356     382,853
   Increase (decrease) in:
      Accounts payable & accrued liabilities  99,834     (435,030)     39,716
      Other liabilities                       24,620        2,030      29,509
                                           ----------    ---------------------
   Net cash provided by (used in)
      operating activities                   128,516     (410,030)    (58,944)

Cash Flows from Investing Activities:
 Capital expenditures for property and
   equipment                                (165,137)        -        (56,445)
 Cash balances of businesses acquired           -            -        367,313
 Proceeds from sale of investments           156,374         -        155,283
 Purchase of investments                        -            -       (223,909)
                                           ----------    ---------------------
   Net cash (used in) provided
      by investing activities                 (8,763)        -        242,242

Cash Flows from Financing Activities:
 Proceeds from issuance common stock         282,500         -      1,236,381
 Proceeds from issuance of notes payable     100,000         -        466,453
 Payment on notes payable                   (346,219)     (18,008) (1,296,407)
                                           ----------    ---------------------
   Net cash provided by financing activities  36,281      (18,008)    406,427
                                           ----------    ---------------------
Increase (Decrease) in Cash                  156,034     (428,038)    589,725

Cash and Cash Equivalents, beginning of year 171,164      599,202       9,477
                                           ----------   --------- ------------
Cash and Cash Equivalents, end of year      $327,198     $171,164    $599,202
                                            ========     ========    ========
Supplemental Schedule of Cash Flow Information:
   Cash paid for interest                   $102,134     $ 11,899    $135,319
                                            ========     ========    ========
   Purchase of Impostors and Mirage
      with common stock                     $     -      $    -      $650,000
                                            ========     ========    ========
   Conversion of liabilities to
      equity securities                    $ 184,700     $    -      $149,000
                                           =========     ========    ========

                 See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------------------------------

     Nature of Operations -
     --------------------
     Premier Concepts, Inc. (the Company) was incorporated in the state of Colorado in 1988. During 1993, the Company acquired certain real estate located in a limited stakes gaming city in Colorado, which were exchanged during 1993 for common stock of Global Casinos, Inc. (Global), a company which has a common director. As further discussed in Note 2, during 1994, the Company purchased out of bankruptcy certain assets and liabilities of Impostors and, in a separate transaction, Mirage Concepts, Inc. (Mirage), both of which are a retail chain of reproduction jewelry stores. The Company presently operates 26 retail stores with a geographic concentration of stores in California, including one store in California which accounted for 17% of total revenues during the fiscal year ended January 28, 1996.

     Fiscal Year -
     -----------
     The Company was on a calendar year through December 31, 1994. The Company changed its fiscal year to a 52/53-week period ending on the last Sunday in January effective for periods ending after December 31, 1994. The period ended January 29, 1995 had 29 days of activity. Fiscal year ended January 28, 1996 contained 364 days of activity.

     Merchandise Inventories -
     -----------------------
     Merchandise inventories are stated at the lower of cost or market. Cost is calculated using the average-cost method.

     Property and Equipment -
     ----------------------
     Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally, over a 5- to 10-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

     Trademarks -
     ----------
     A portion of the Impostors purchase price was allocated to trademarks (see
Note 2). This cost is being amortized over 10 years. The Company evaluates the recoverability of this intangible based on projected, undiscounted future cash flows exclusive of interest.

     Deferred Rent -
     -------------
     Many of the Company's store leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference as deferred rent.

     Marketable Securities -
     ---------------------

     Trading securities, all of which are equity investments, are carried at market value at the balance sheet date. All of the marketable securities at January 28, 1996 are common stock of Global. Realized gain (loss) on marketable securities is determined based on specific identification of securities sold.

     The change in the net unrealized holding loss for the year ended January 28, 1996, for the month ended January 29, 1995, and for the year ended December 31, 1994 was $20,243, $155, and $53,164, respectively.

     Fair Value of Financial Instruments -
     -----------------------------------
     The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of marketable securities, accounts payable, and accrued liabilities approximates fair value. The fair value of certain notes payable is less than their carrying value as generally their interest rates are lower than the Company's current effective annual borrowing rate, however, the difference is not considered significant.

     Cash Equivalents -
     ----------------
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Net Income (Loss) Per Share -
     ---------------------------
     Net income (loss) per common share is calculated based upon the weighted average number of shares outstanding during the periods presented. Stock options and warrants have not been included in the calculation of net income
(loss) per share for the one month ended January 29, 1995 and for the year ended December 31, 1995, as the result is antidilutive. Dilutive options have been included in the calculation of net income per share for the fiscal year ended January 28, 1996.

     Income Taxes -
     ------------
     The Company accounts for income taxes under SFAS No. 109 which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax bases of asset and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     License Agreements -
     ------------------
     The Company grants license agreements to entities for use of the Impostor's name. License fees are recognized as income on a straight-line basis over the term of the agreement.

     Use of Estimates -
     ----------------
     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Impact of Recently Issued Accounting Standards -
     ----------------------------------------------
     In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123.

     Provision for Store Closures and Write-Down Productive Assets -
     -------------------------------------------------------------
     The Company accrues costs associated with store closures that are incremental to other costs incurred prior to commitment date as a direct result of the exit plan. The Company also accrues any amounts to be incurred under contractual obligations that existed prior to the commitment date and will continue after the exit plan is completed with no economic benefit. The Company also writes down productive assets to their net realizable value when it is determined the productive assets are permanently impaired. During the year ended December 31, 1994, the Company accrued a provision for store closures of $143,000 based upon the above described accounting policies.

     Liquidity -
     ---------
     At January 28, 1996, the Company had working capital of $683,172 and a stockholders' equity of $1,102,204. The Company incurred a loss before income tax benefit and extraordinary item of $35,112 for the year ended January 28, 1996. Additionally, the Company realized a gain on the extinguishment of accounts payable of approximately $282,000, which is included in the loss before extraordinary item. Impostors emerged from bankruptcy in February 1994, and the Company has experienced liquidity difficulties in the past.

     As shown in the Company's financial statements, the Company's sales have increased during the fiscal year ended January 28, 1996, which has also resulted in improved financial performance. As discussed further in Note 6, the Company obtained additional capital through a private placement of common stock and is in the process of obtaining bridge financing and undertaking a proposed public offering of common stock and warrants. Management believes through these efforts and improved operations, the Company will be able to resolve its liquidity difficulties.


2.   ACQUISITIONS AND DISPOSITIONS:
     -----------------------------
     In 1993, the Company exchanged its ownership in certain real estate and a note receivable for 2,700,000 shares of common stock in Global and with the exception of 290,300 shares, (representing less than 5% of Global), the remaining 2,409,700 shares of Global's common stock was distributed to stockholders of the Company during 1993. The Company has two common directors with Global. After distributing the Global common stock to the Company's stockholders, there remained substantial liabilities to uncollateralized creditors related to prior activities of the Company. Certain of these creditors have filed claims against the Company demanding payment. The Company has been negotiating settlements with most of these creditors, which has resulted in an extraordinary gain and other income from the reduction in accounts payable totaling approximately $491,000 and $192,000 during the years ended January 28, 1996 and December 31, 1994, respectively. Reduction in accounts payable represents the reversal of recorded amounts based upon management's estimates of amounts which may ultimately be paid, but the Company has not received formal releases from payment from the creditors.

     Retail Jewelry Stores -
     ---------------------
     During 1994, the Company acquired substantially all of the assets and liabilities of a retail jewelry chain from a corporation which had filed for protection under the United States Bankruptcy Court. The retail jewelry chain was comprised of 30 retail jewelry stores, operating under the trademark "Impostors." However, one store was closed in 1994 and five stores were closed during the year ended January 28, 1996. In an affiliated bankruptcy proceeding, the Company acquired certain additional commercial leases utilized in connection with the operation of the retail business. In connection with this transaction, the Company issued 537,500 shares of its common stock, which was valued by the bankruptcy court at $695,000. The Company also assumed liabilities of approximately $3,147,000, and acquired assets of approximately $3,697,000, including trademarks and tradename valued at $204,000. For financial statement purposes, this transaction has been treated as a purchase by the Company of Impostors.

     Also during 1994, the Company acquired Mirage, which, at the time of acquisition, owned and operated three retail costume jewelry stores. The Company and Mirage had a common officer and a common stockholder prior to the acquisition date. The Company issued 100,000 shares of common stock valued at $100,000 for the acquisition of Mirage. The Company also assumed liabilities of approximately $76,000, and acquired assets of approximately $176,000. For financial statement purposes, this transaction has been treated as a purchase by the Company of Mirage.

     The accompanying statement of operations includes Impostors and Mirage since March 1, 1994, the date of acquisition.


3.   PROPERTY AND EQUIPMENT:
     ----------------------
     At January 28, 1996, property and equipment consists of the following:


          Furniture, fixtures and equipment                      $ 717,869
          Leasehold improvements                                   845,015
                                                                 ---------
                                                                 1,562,884
          Less accumulated depreciation                            585,157
                                                                 ---------
                                                                 $ 977,727
                                                                 =========

      Depreciation expense for the year ended January 28, 1996, month ended January 29, 1995, and for the year ended December 31, 1994 was $316,670, $27,963, and $295,146, respectively.

4.   NOTES PAYABLE AND LONG-TERM DEBT:
     --------------------------------
     Notes payable and long-term debt as of January 28, 1996 consist of the following:

Related Parties
- ---------------

Note payable to a stockholder, payable in monthly
installments of $5,000 plus accrued interest at 18%,
collateralized by marketable securities.                        $ 30,958

Note payable to a stockholder, at 12% principal and
interest due January 1996.  Management is negotiating
an extension on the payment of principal.                         39,000

Notes and advances payable to stockholders of the
Company, payable on demand, non-interest bearing.                 28,920
                                                                --------

     Total related parties - all current                        $ 98,878
                                                                ========

Other
- -----
Note payable to a bank, interest payable monthly at
10%, principal payable in February 1998,
collateralized by cash and inventory.                           $635,000

Note payable to a financial institution, interest
payable monthly at 12%,  principal payable in January
1996.  Management has been in discussions with the
noteholder to pay off the note with part of the
proceeds from a public offering.                                 100,000

Payable to a vendor and creditor of Impostors from
bankruptcy settlement (less unamortized discount of
$8,743), payable by adding 10% to the cost of current
purchases.  Discounted at 7.7% assumed interest rate,
collateralized by receivables, inventory, property
and equipment (see Note 5).                                       87,591

Notes payable to creditors of Impostors from
bankruptcy settlement, payable in monthly
installments plus accrued interest at 6% to 8%, over
variable terms through December 1999.  A note
totaling $35,000 is guaranteed by certain
stockholders of the Company.                                     197,724

Note payable to a company, payable in monthly
installments of $10,000 plus accrued interest at 12%,
through November 1996.                                           100,000

Other                                                             18,453
                                                              ----------
                                                               1,138,768
Less current portion                                            (378,904)
                                                              -----------
                                                              $  759,864
                                                              ==========

     Principal payments on the above obligations are due as follows:

                                               Related
                                               Parties           Other
                                               -------           -----

         1997                                  $98,878        $378,904
         1998                                      -           725,326
         1999                                      -            26,787
         2000                                      -             7,751
                                               -------      ----------
                                               $98,878      $1,138,768
                                               =======      ==========

5.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     Lease Commitments -
     -----------------
     The Company leases its offices and retail facilities under operating leases for terms expiring at various dates from 1996 to 2002. The corporate office lease has been guaranteed by the directors of the Company. The aggregate minimum annual lease payments under leases in effect at January 28, 1996 are as follows:

       Year Ending                                          Operating
       January 28,                                           Leases
       -----------                                          ---------

         1997                                               $1,487,312
         1998                                                1,385,860
         1999                                                1,190,250
         2000                                                1,056,871
         Thereafter                                          1,767,854
                                                            ----------
         Total minimum lease payments                       $6,888,147
                                                            ==========

     Most leases also provide for payment of operating expenses, real estate taxes and for additional rent based on a percentage of sales. Rental expense was $1,977,718, $174,592, and $1,739,802 for the year ended January 28, 1996, for the month ended January 29, 1995, and for the fiscal year ended December 31, 1994, respectively.

     Litigation Settlement -
     ---------------------
     The Company entered into a commitment to guarantee the value of 55,000 shares of Global stock and 13,750 shares of the Company's common stock related to a settlement with a former creditor. Under the terms of the agreement, the Company agreed to buy back or guarantee that the total "asking" price of the combined common shares would equal $200,000 at March 1, 1995. In fiscal 1996, the Company settled with the former creditor for the issuance of an additional 233,958 shares of the Company's stock, valued at $171,625.

     Payable to Vendor -
     -----------------
     The Company has agreed to purchase a minimum of $500,000 of merchandise annually from the vendor through 1997 or until Impostors' liability to the vendor prior to Impostor's bankruptcy has been paid in full. Payment for merchandise purchased will be paid at 110% of the cost, with the additional 10% to be applied against the outstanding balance of the vendor's claim until paid in full (see Note 4).

6.   STOCKHOLDERS' EQUITY:
     --------------------

     Preferred Stock -
     ---------------
     The Board of Directors has authority to divide the class of the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series as permitted by the Company's articles of incorporation at the time of designation.

     Common Shares -
     -------------
     During 1994, the Company declared a 1 for 4 reverse stock split and changed the par value from $.0001 to $.0004 per share. Accordingly, all common stock reflected in the financial statements and accompanying notes reflect the effect of the reverse split.

     During 1994, the Company sold, in a private placement, 463,750 Units for $2.00 per Unit. Each Unit consisted of two shares of common stock and a warrant for the purchase one share of common stock at a purchase price of $2.00 per share, exercisable through December 31, 1995. Proceeds of $894,281 is net of $33,219 expenses of the offering. The Company has extended the term of the warrants to December 31, 1996.

     During 1994, the Company completed a rights offering of 250,000 shares of the Company's common stock at $3.60 per share and the right to a distribution of 1,000,000 shares of Global stock from the Company, which was part of a distribution of Global stock to all of the Company's stockholders (see Note 2). During 1994, the 81,425 remaining shares and 168,575 shares of this offering were sold. Proceeds of $881,378 is net of $18,622 costs of the offering.

     During fiscal 1996, the Company sold in a private placement, 1,170,000 shares of common stock at $.25 per share.

     During fiscal 1996, the Company issued 268,958 shares of common stock in settlement of liabilities and 135,000 shares of common stock in payment for services, including 12,000 issued to an officer and director, and 13,000 issued to a director. Also, the Company has agreed to register 247,703 shares in a Registration Statement, to be filed in fiscal 1997.

     Options -
     -------
     The Company has an Incentive Stock Option Plan (Plan) which provides for the grant of options to purchase up to 650,000 shares of the Company's common stock to officers and employees of the Company. The Company's Board of Directors have approved, subject to shareholder approval, an additional 500,000 shares to be reserved for the Plan. Options are granted at a price equal to the market value at the date of grant. Options were granted in 1994 to an officer/director for 200,000 shares at an exercise price of $1; in fiscal 1996, the exercise price was reduced to $.375 per share, and the term was extended to December 31, 1998. An additional 65,000 incentive stock options were granted to other employees in fiscal 1997 at $.375 per share which expire in February 15, 2003. All of these options are currently vested.

     In March 1996, the Company granted incentive stock options for 400,000 shares to employees, at an exercise price of $.50, which expire in 2001. 200,000 of these incentive stock options vest immediately and 100,000 on each of the first and second anniversary dates.

     In April 1996, the Company had adopted an non-qualified option plan (Director Plan) for outside directors. Each outside director is granted stock options for the purchase of 25,000 shares of common stock at a price equal to 100% of the fair market value of the Company's common stock at the date of grant. In fiscal 1996, the Company issued options for a total of 125,000 shares to directors of the Company under the Director Plan and options for 60,000 shares to directors in return for guaranteeing the Company's corporate office lease, at an exercise price of $.50 and which expire in 2001.


7.   INCOME TAXES:
     ------------
     The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the fiscal year ended January 28, 1996.

     Statutory rate                                                  34%
     Effect of graduated rate                                      (4.6%)
     State income taxes, net of Federal income tax benefit          3.3%
     Reduction in valuation allowance due to usage of net
      operating loss carryforwards and change in temporary
      differences                                                 (32.7%)
                                                                 --------
                                                                 $  -0-%
                                                                 =======

     The components of the net deferred tax asset recognized as of January 28, 1996 are as follows:

     Current deferred tax assets (liabilities):
      Unrealized loss on investments                            $ 56,000
      Accrued expenses not currently deductible for tax           35,000
      Other, net                                                  (2,000)
      Valuation allowance                                        (89,000)
                                                             ---------
               Net current deferred tax asset                   $    -
                                                                =========
     Long-term deferred tax assets (liabilities):
         Net operating loss carryforwards                       $231,000
         Other, net                                                5,000
         Valuation allowance                                    (236,000)
                                                                ---------
               Net long-term deferred tax asset                 $     -
                                                                =========

     The valuation allowance was $546,000 at December 31, 1994, increased by $73,000 in the one month ended January 29, 1995, and decreased by $302,000 for the year ended January 28, 1996.

     At January 28, 1996, the Company had net operating loss carryforwards for Federal tax purposes of approximately $680,000. The loss carryforwards, unless utilized, will expire from 2009 through 2010.

     The Company's ability to use its net operating loss (NOL) carryforwards to offset future income is subject to restrictions attributable to equity transactions that result in change in ownership as defined by the Internal Revenue Code. These restrictions will limit, on an annual basis, the Company's future use of its NOL loss carryforwards. The estimated NOL carryforward has been reduced by approximately $400,000 as a result of changes in ownership and a change in line of business which occurred in 1994 and prior years.

8.   SUBSEQUENT EVENTS:
     -----------------

     Subsequent to year-end, the Company has signed a letter of intent (LOI) with an underwriter for a public offering of common stock and redeemable warrants for the purchase of common stock to provide gross proceeds of approximately $3,500,000. The Company anticipates that the offering price of the common stock and warrants will be between $3.00 and $3.75 per share and between $.05 and $.15 per warrant. Two warrants will allow the holder to purchase one share of common stock at an exercise price of 150% of the offering price for a period of three years after the date of the prospectus. The underwriter has a 45-day option (overallotment option) to purchase up to 15% of the total number of shares of common stock and/or 15% of the total number of warrants underwritten in the offering. In addition, the Company will grant to the underwritten options to purchase common stock and warrants equal to 10% of the common stock and warrants sold in the offering (excluding overallotment option common stock and warrants). The warrants will be exercisable at 120% of the offering price for a period of four years commencing 12 months after the date of the definitive prospectus used in the offering. The Board of Directors has approved a one-for-five reverse stock split, to be effective with the closing of the proposed offering. The LOI is subject to change or cancellation.

     The Company is also attempting to arrange for certain bridge financing by offering a minimum of 210,000 units at $1.20 per unit (pre-split). Each unit includes two shares of Series A convertible Preferred stock and one warrant for the purchase of one share of common stock at $1 per share. Each share of Series A Preferred Stock is entitled to $.0525 per annum cumulative dividends, is convertible into one share of common stock anytime commencing one year from the closing of the bridge financing, and converts automatically into common stock on the effectiveness of a public offering.

                                   PART III

     Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of January 28, 1996.


                                    PART IV

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     Financial Statements
     --------------------
     The following financial statements are filed as part of this report:

     1.  Independent Auditor's Reports

     2.  Balance Sheet - For the Year Ended January 28, 1996

     3. Statements of Operations - For the Fiscal Year Ended January 28, 1996, for the Month Ended January 29, 1995 and for the Year Ended December 31, 1994

     4. Statements of Changes In Stockholders' Equity - For the Period from January 1, 1994 through January 28, 1996

     5. Statements of Cash Flows - For the Fiscal Year Ended January 28, 1996, for the Month Ended January 29, 1995 and for the Year Ended December 31, 1994

     6.  Notes to Financial Statements

     Financial Statement Schedules
     -----------------------------
     None

     Current Reports on Form 8-K
     ---------------------------
     None

     Exhibits
     ---------

Exhibit No               Title
- ----------               -----

*    Exhibit 1.1         Underwriting Agreement

*    Exhibit 3.1         Articles of Incorporation

*    Exhibit 3.2         Certificate and Articles of Amendment

*    Exhibit 3.3         By-Laws

*    Exhibit 4.1         Specimen Certificate of Common Stock

*    Exhibit 4.2         Proposed form of 14% Subordinated Debenture

**   Exhibit 4.3         Silver State Holding, Inc. Incentive Stock Option
                         Plan, dated November 9, 1992

*    Exhibit 10.1        Copy of Fund Escrow

*    Exhibit 10.2        Copy of signed Stock Transfer Agent Agreement

**   Exhibit 10.3        Amendment No. 1 to Definitive Agreement and Plan of
                         Reorganization, dated March 16, 1993

**   Exhibit 10.4        Amended Plan of Reorganization dated January 24, 1994

**   Exhibit 10.5        Order Confirming Amended Plan of Reorganization dated
                         February 24, 1994

**   Exhibit 10.6        Commitment Letter dated January 4, 1994

**   Exhibit 10.7        Amendment to Commitment Letter dated January 21, 1994

**   Exhibit 10.8        Conveyance and Bill of Sale dated March 3, 1994

**   Exhibit 10.9        Assumption Agreement dated March 3, 1994

***  Exhibit 16          Letter of Schumacher & Bruce, Inc. on change in
                         certifying accountant

- -----------------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.

** Incorporated by reference from the Company's Current Report on Form 8-K dated March 3, 1994

*** Incorporated by reference from the Company's Current Report on Form 8-K dated February 16, 1995

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PREMIER CONCEPTS, INC.


Date:     7/31/96                  By: /s/ Sissel Greenberg
      ________________________         ___________________________________
                                       Sissel Greenberg, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE           DATE


/s/ Sissel Greenberg                    President                 7/31/96
_______________________________       and Director               __________
Sissel Greenberg


/s/ Todd Huss                    Principal Financial Officer      7/31/96
______________________________   Principal Accounting Officer    __________
Todd Huss



/s/ Peter Bloomquist              Secretary and Director          7/31/96
_______________________________                                  __________
Peter Bloomquist



/s/ Gerald Jacobs                       Director                  7/31/96
_______________________________                                  __________
Gerald Jacobs


/s/ Charles Powell                     Director                   7/31/96
_______________________________                                 __________
Charles Powell


/s/ William Nandor                     Director                   7/31/96
_______________________________                                 __________
William Nandor