Form 10-Q/A
period 1996-04-28
PREMIER CONCEPTS INC /CO/
filed 1996-09-03
CIK 879206

                                FORM 10-QSB/A-2


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 28, 1996

                             AMENDED AND RESTATED

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
            For the transition period from           to
                                           --------      --------

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

                                      INDEX

                                                                   Page
                                                                   ----

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                 3


                Balance Sheet as of April 28, 1996 and
                January 28, 1996                                     4

                Statement of Profit and Loss for the Three Months
                Ended April 28, 1996 and Three Months Ended
                April 30, 1995                                       5


                Statement of Changes in Stockholders' Equity for
                the Three Months Ended April 28, 1996                6


                Statement of Cash Flows for the Three Months Ended April 28, 1996 and Three Months Ended April 30, 1995 7


                Notes to Consolidated Financial Statements           8

        Item 2. Management's Discussion and Analysis of Financial
                Conditions and Results of Operations                 9

                Liquidity and Capital Resources                      9

                Results of Operations                               12

PART II.        OTHER INFORMATION                                   13

        Item 1. Legal Proceedings                                   20
        Item 2. Changes in Securities                               21
        Item 3. Defaults Upon Senior Securities                     21
        Item 4. Submission of Matters to a Vote of Security Holders 21
        Item 5. Other Information                                   21
        Item 6. Exhibits and Reports on Form 8-K                    21

                         PART I.  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


        The Company's method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet at April 28, 1996, Statement of Operations for the Three Months Ended April 28, 1996 and Three Months Ended April 30, 1995, Statement of Changes in Stockholders' Equity at April 28, 1996, and Statement of Cash Flows for the Three Months Ended April 28, 1996 and Three Months Ended April 30, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 28, 1996 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended January 28, 1996.

                             PREMIER CONCEPTS, INC.
                                  BALANCE SHEET
                    AS OF APRIL 28, 1996 AND JANUARY 28, 1996

                                        April 28, 1996   January 28, 1996
                                         -------------   ----------------
       ASSETS
       ------
Current Assets:
 Cash & Cash Equivalents                  $  204,041       $  327,198
 Investments, at market                       88,420           45,113
 Merchandise Inventories                   1,265,742        1,393,925
 Prepaid Expenses & Other Current Assets     175,225           95,503
                                          -----------     ------------
   Total Current Assets                    1,733,428        1,861,739

Property and Equipment, net                  994,493          977,727

Trademarks, net                               99,800          104,900

Other Assets                                  93,422           92,428
                                          -----------     ------------
    Total Assets                          $2,921,143       $3,036,794
                                          ===========     ============

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

Current Liabilities:
 Notes Payable and Current Portion of Long Term Debt:
     Related Parties                      $   98,879       $   98,879
     Other                                   356,578          378,902
 Accounts Payable                            468,875          291,905
 Other Accrued Liabilities                   267,014          408,881
                                          -----------     ------------
   Total Current Liabilities              $1,191,346       $1,178,567
Long-Term Debt, Less Current Portion         723,622          759,864
Other Liabilities                             91,311           56,159
                                          -----------     ------------
     Total Liabilities                     2,006,279        1,994,590
                                          -----------     ------------

Shareholders' Equity:
 Preferred Stock, $.10 par value,
   20,000,000 shares authorized;
   none issued and outstanding and
   416,672 pro forma                              --               --
 Common Stock, $.002 par value; 850,000,000
   shares authorized; 748,939 shares
   issued and outstanding                      1,498            1,498
 Additional Paid-in Capital                2,756,737        2,756,737
 Accumulated Deficit                      (1,843,371)      (1,716,031)
                                          -----------     ------------
 Total Stockholders' Equity                  914,864        1,042,204
                                          -----------     ------------
     Total Liabilities & Equity          $ 2,921,143      $ 3,036,794
                                          ===========      ===========


                             PREMIER CONCEPTS, INC.
                          STATEMENT OF PROFIT AND LOSS
             FOR THE PERIOD ENDED APRIL 28, 1996 AND APRIL 30, 1995
                               3 Months Ended      3 Months Ended
                                April 28, 1996     April 30, 1995
                             ------------------  -------------------
Revenues:

 Retail Sales                  $1,870,009          $1,997,637
 Wholesale Sales                    3,544              24,431
                              ------------        ------------
   Total Revenues               1,873,553           2,022,068
Cost of Goods Sold                570,510             691,670
                              ------------        ------------
   Gross Margin                 1,303,043           1,330,398

Operating Expenses:
 Selling, General &
   Administrative               1,412,107           1,503,612
 Depreciation & Amortization       65,283              94,574
                              ------------        ------------
   Total Operating Expenses     1,477,390           1,598,186
                              ------------        ------------

Operating Profit (Loss)          (174,347)           (267,788)
 Other Income (Expenses):
   Interest, net                  (29,161)            (31,799)
   Increase (Decrease) in
    Fair Value
    -- Tradeable Securities        43,307              (2,717)
   Other                           18,284              64,560
                              ------------        ------------
 Other, net                        32,430              30,044

Loss Before Income Tax Benefit
  and Discontinued Operation     (141,917)           (237,744)
 Income Tax Benefit                 5,000              43,000
                              ------------        ------------
Income (Loss) Before
  Discontinued Operation         (136,917)           (194,744)

Income from Discontinued
  Operation                         9,577             102,390
                              ------------         -----------
Net Profit (Loss)              $ (127,340)         $  (92,354)
                              ============         ===========
Net Profit (Loss) Per Share
 Before Discontinued Operation $    (0.03)         $    (0.09)
 Discontinued Operation                --                0.05
                              ------------         -----------
    Net Profit (Loss)
     Per Share                $     (0.03)         $    (0.04)
                              ============         ===========
Weighted Average Shares
  Outstanding                    3,744,695           2,170,737
                              ============         ===========

                                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE PERIOD FROM JANUARY 28, 1996 THROUGH APRIL 28, 1996

                              Common Stock       Additional

                           -------------------
                                                                  Paid-In      Accumulated
                           Shares     Amount       Capital       (Deficit)        Total
                           ------     ------       ------        ---------     -----------

Balances,
 January 28, 1996         3,744,695    $1,498     $2,756,737   $(1,716,031)     $1,042,204

Net Loss
 Through April 28,
 1996                                                             (127,340)       (127,340)
                          ---------    ------     ----------   ------------     -----------
Balances, April 28,
 1996                     3,744,695    $1,498     $2,756,737   $(1,883,371)     $  914,864
                          =========    ======     ==========   ============     ===========


                             PREMIER CONCEPTS, INC.
                             STATEMENT OF CASH FLOWS
             FOR THE PERIODS ENDED APRIL 28, 1996 AND APRIL 30, 1995


                                                 3 Months     3 Months
                                                   Ended        Ended
                                              April 28, 1996  April 30, 1995
                                              ------------- -------------

Cash Flows From Operating Activities:
 Net income (loss)                               $(127,340)    $ (92,354)
 Adjustments to reconcile net income (loss) to
   net cash from operating activities:
    Income from discontinued operations            (14,577)     (145,390)
    Depreciation and amortization                   65,283        94,574
    (Gain) loss on marketable securities           (43,307)        2,717

 Changes in operating assets and liabilities:
   (Increase) decrease in:
    Merchandise inventories                        128,183         8,004
    Other assets                                   (80,716)      (13,065)
   Increase (decrease) in:
    Accounts payable and accrued liabilities        49,680       253,566
    Other liabilities                               35,152         7,576
                                               ------------  ------------
    Net cash provided by operating activities       12,358       115,628

Cash Flows From Investing Activities:
 Proceeds from sale of investments                      --        74,511
 Capital expenditures for property & equipment     (76,949)      (30,427)
                                              -------------  ------------
    Net cash provided by (used in)
      investing activities                         (76,949)       44,084

Cash Flows From Financing Activities:
 Payments on notes payable                         (58,566)     (117,385)
                                               ------------  ------------
    Net cash used by financing activities          (58,566)     (117,385)

Increase (Decrease) in Cash                       (123,157)       42,327

Cash & Cash Equivalents, beginning of period        327,198      171,164
                                               ------------  ------------
Cash & Cash Equivalents, end of period        $     204,041 $     213,491
                                               ============  ============
Supplemental Schedule of Cash Flow Information:
 Cash paid for interest                       $      30,951 $      31,799
                                               ============  ============

                             PREMIER CONCEPTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 28, 1996


     COMMITMENTS AND CONTINGENCIES
     -----------------------------

     LITIGATION.

     The Company is subject to legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon the Company's financial position or results of operations. (See PART II. OTHER INFORMATION--Item 1. Legal Proceedings.)


     SEASONALITY AND QUARTERLY FLUCTUATIONS
     --------------------------------------

     The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated a loss during the three months ended April 28, 1996 of $(127,340).

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

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       The Company is currently involved in the following legal proceedings:

       Premier Concepts, Inc. v. William T. and Martha A. Jackling,
       ------------------------------------------------------------

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

       Ciner Manufacturing Company, Inc. v. Premier Concepts, Inc.
       -----------------------------------------------------------

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

       Premier Concepts, Inc. v. R & L Imports Corporation.
       ----------------------------------------------------

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

       Premier Concepts, Inc. v. St. Moritz, Inc.
       ------------------------------------------

       The Company has filed a complaint in the County Court for Dallas County, Texas against St. Moritz, Inc. for amounts due on inventory purchased by St. Moritz from the Company between October, 1995 and January, 1996. The Company is seeking full payment for the merchandise delivered in the amount of $28,644.

       SEC Investigation.
       ------------------

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

ITEM 5.   OTHER INFORMATION

       None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits:
       ---------

          Exhibit 27 - Financial Data Schedule

       Reports on Form 8-K:
       --------------------

          None

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   PREMIER CONCEPTS, INC.



Dated:   September 3, 1996          By:  /s/ Sissel Greenberg
        ------------------              ------------------------------------
                                        Sissel Greenberg, President



Dated:   September 3, 1996         By:  /s/ Todd Huss
        -------------------             ------------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer