Form 10-Q
period 1996-07-28
PREMIER CONCEPTS INC /CO/
filed 1996-09-03
CIK 879206

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 28, 1996

                              AMENDED AND RESTATED

                                       OR

            [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
        For the transition period from                to
                                       -------------    ----------------

                         Commission file number 33-42701


                             PREMIER CONCEPTS, INC.
                             ----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                   84-1186026
- -------------------------------             ----------------------------
 (State or other jurisdiction               (IRS Employer Identification)
of incorporation or organization)

               3033 South Parker Road, Suite 120, Aurora, Colorado
               ---------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                 (303) 338-1800
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  / X /  No /  /

As of August 15, 1996, the Registrant had 3,744,695 shares of its $.0004 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes /   /  No / X /

                                      INDEX

                                                         Page
                                                         ----

PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements                                 3

            Balance Sheet as of July 28, 1996 and
            January 28, 1996                                     4

            Statement of Operations for the Three Months
            Ended July 28, 1996 and Three Months Ended
            July 30, 1995                                        5

            Statement of Operations for the Six Months
            Ended July 28, 1996 and Six Months Ended
            July 30, 1995                                        6

            Statement of Changes in Stockholders' Equity for
            the Six Months Ended July 28, 1996                   7

            Statement of Cash Flows for the Six Months Ended
            July 28, 1996 and Six Months Ended July 30, 1995     8

            Notes to Consolidated Financial Statements           9

    Item 2. Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                10

            Liquidity and Capital Resources                     10

            Results of Operations                               12

PART II.    OTHER INFORMATION                                   21

    Item 1. Legal Proceedings                                   21
    Item 2. Changes in Securities                               21
    Item 3. Defaults Upon Senior Securities                     21
    Item 4. Submission of Matters to a Vote of
            Security Holders                                    22
    Item 5. Other Information                                   22
    Item 6. Exhibits and Reports on Form 8-K                    22

                         PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements

    The Company's method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet at July 28, 1996, Statement of Operations for the Three and Six Months Ended July 28, 1996 and Six Months Ended July 30, 1995, Statement of Changes in Stockholders' Equity at July 28, 1996, and Statement of Cash Flows for the Six Months Ended July 28, 1996 and July 30, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 28, 1996 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended January 28, 1996.

                             PREMIER CONCEPTS, INC.
                                  BALANCE SHEET
                    AS OF JULY 28, 1996 AND JANUARY 28, 1996

                                         July 28, 1996     January 28, 1996
                                         -------------     ----------------
       ASSETS

Current Assets:
 Cash & Cash Equivalents                    $  421,008       $  327,198
 Investments, at market                         10,813           45,113
 Inventories                                 1,391,835        1,393,925
 Prepaid Expenses & Other Current Assets       125,935           95,503
                                            -----------      -----------

   Total Current Assets                      1,949,591        1,861,739

Property and Equipment, net                  1,041,886          977,727

Trademarks, net                                 94,700          104,900

Deferral Offering Costs                         88,239

Other Assets                                   103,506           92,428
                                            -----------      -----------

    Total Assets                            $3,277,922       $3,036,794
                                            ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

Current Liabilities:
 Notes Payable and Current Portion of
 Long Term Debt:
     Related Parties                        $   64,420       $   98,879
     Other                                     304,040          378,902
 Accounts Payable                              743,571          291,905
 Other Accrued Liabilities                     293,934          408,881
                                            -----------      -----------
   Total Current Liabilities                $1,405,965       $1,178,567
Long-Term Debt, Less Current Portion           713,432          759,864
Other Liabilities                               87,385           56,159
                                            -----------      -----------
     Total Liabilities                       2,206,782        1,994,590
                                            -----------      -----------
Shareholders' Equity:
 Preferred Stock, $.10 par value,
   20,000,000 shares authorized;
   416,670 issued and outstanding
   at July 28, 1996                             41,667               --
Common Stock, $.002 par value;
   850,000,000 shares authorized;
   3,744,695 shares issued and outstanding       1,498            1,498
 Additional Paid-in Capital                  2,940,070        2,756,737
 Accumulated Deficit                        (1,912,095)      (1,716,031)
                                            -----------      -----------

 Total Stockholders' Equity                  1,071,140        1,042,204
                                            -----------      -----------
     Total Liabilities & Equity            $ 3,277,922      $ 3,036,794
                                           ============     ============
/TABLE

                             PREMIER CONCEPTS, INC.
                             STATEMENT OF OPERATIONS
              FOR THE PERIOD ENDED JULY 28, 1996 AND JULY 30, 1995
                                   (UNAUDITED)
                                    Three Months Ended  Three Months Ended
                                       July 28, 1996       July 30, 1995
                                    ------------------  -------------------
Revenues:

 Retail Sales                         $2,070,988          $2,100,584
 Wholesale Sales                          12,911              16,677
                                     ------------        ------------
   Total Revenues                      2,083,899           2,117,261
Cost of Goods Sold                       609,155             634,847
                                     ------------        ------------
   Gross Margin                        1,474,744           1,482,414

Operating Expenses:
 Selling, General & Administrative     1,438,698           1,467,938
 Depreciation & Amortization              75,031              75,937
                                     ------------        ------------
   Total Operating Expenses            1,513,729           1,543,875
                                     ------------        ------------
Operating Profit (Loss)                  (38,985)            (61,461)
 Other Income (Expenses):
   Interest, net                         (25,261)            (34,059)
   Increase (Decrease) in Fair Value
    -- Tradeable Securities              (27,043)           (133,197)
   Loss Provision on Guarantee                --             (31,000)
   Provision for store closures               --              92,000
   Store Closing Expenses                     --             (93,419)
   Other                                  10,965              46,859
                                     ------------        ------------
 Other, net                              (41,339)           (152,816)

Loss Before Income Tax Benefit and
  Discontinued Operation                 (80,324)           (214,277)
 Income Tax Benefit                        5,000                  --
                                     ------------        ------------
Income (Loss) Before Discontinued Operation(75,324)         (214,277)

Income from Discontinued Operation         6,600                  --
                                     ------------        ------------
Net Income (Loss)                     $  (68,724)         $ (214,277)
                                     ============        ============
Net Income (Loss) Available to
Common Shareholders                   $  (71,724)         $ (214,277)
                                     ============        ============
Net Income (Loss) Per Share
 Before Discontinued Operation    $        (0.02)       $      (0.10)
 Discontinued Operations                     --                   --
 Dividends Applicable to
Preferred Stock                              --                   --
                                     ------------        ------------
    Net Income (Loss) Per Share      $     (0.02)        $     (0.10)
                                     ============        ============
Weighted Average Shares Outstanding    3,744,695           2,175,160
                                     ============        ============
/TABLE

                             PREMIER CONCEPTS, INC.
                             STATEMENT OF OPERATIONS
              FOR THE PERIOD ENDED JULY 28, 1996 AND JULY 30, 1995
                                     Six Months Ended    Six Months Ended
                                       July 28, 1996       July 30, 1995
                                    ------------------  -------------------
Revenues:

 Retail Sales                         $3,940,997          $4,098,221
 Wholesale Sales                          16,455              41,108
                                     ------------        ------------
   Total Revenues                      3,957,452           4,139,329
Cost of Goods Sold                     1,179,665           1,326,517
                                     ------------        ------------
   Gross Margin                        2,777,787           2,812,812

Operating Expenses:
 Selling, General & Administrative     2,850,805           2,971,550
 Provision for store closures                 --               1,419
 Depreciation & Amortization             140,314             170,511
                                     ------------        ------------
   Total Operating Expenses            2,991,119           3,143,480
                                     ------------        ------------
Operating Profit (Loss)                 (213,332)           (330,668)
 Other Income (Expenses):
   Interest, net                         (54,422)            (65,858)
   Increase (Decrease) in Fair Value
    -- Tradeable Securities               16,264            (145,876)
   Reduction of Accounts Payable
   Other                                  29,249              90,381
                                     ------------        ------------
 Other, net                               (8,909)           (121,353)

Loss Before Income Tax Benefit and
  Discontinued Operation                (222,241)           (452,021)
 Income Tax Benefit                       10,000              55,000
                                     ------------        ------------
Income (Loss) Before
Discontinued Operation                  (212,241)           (397,021)

Income from Discontinued Operation        16,177              90,390
                                     ------------        ------------
Net Income (Loss)                    $  (196,064)        $  (306,631)
                                     ============        ============
Net Income (Loss) Available to
Common Shareholders                  $  (199,064)        $  (306,631)
                                     ============        ============
Net Profit (Loss) Per Share
 Before Discontinued Operation    $        (0.06)       $      (0.18)
 Discontinued Operations                     .01                 .04
 Dividends Applicable to
  Preferred Stock                             --                  --
                                     ------------        ------------
    Net Profit (Loss) Per Share      $    (0.05)         $     (0.14)
                                     ============        ============
Weighted Average Shares Outstanding    3,744,745           2,172,949
                                     ============        ============
/TABLE

                                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE PERIOD FROM JANUARY 28, 1996 THROUGH JULY 28, 1996

                     Preferred Stock           Common Stock      Additional
                  --------------------      ------------------
                                                                   Paid-In     Accumulated

                    Shares     Amount       Shares   Amount        Capital      (Deficit)       Total
                    ------     ------       ------   ------        -------      ---------       -----

Balances,
 January 28, 1996       --         --     3,744,695  $1,498    $2,756,737    $(1,716,031)   $(1,042,204)

Preferred stock issued for
 cash                416,670     41,667          --      --       183,333             --        225,500

Net Loss
 Through July 28,
 1996                    --         --           --      --            --       (196,064)      (196,064)
                    --------   --------    --------- ------    -----------  -------------  -------------
Balances, July 28,
 1996                416,670     41,667    3,744,695 $1,498     $2,940,070   $(1,912,095)  $ (1,071,140)
                    ========   ========   ========== ======     ==========   ============  =============

                             PREMIER CONCEPTS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE PERIODS ENDED JULY 28, 1996 AND JULY 30, 1995

                                     Six Months Ended    Six Months Ended
                                       July 28, 1996       July 30, 1995
                                    ------------------  -------------------
Cash Flows From Operating Activities:
 Net income (loss)                      $(196,064)          $(306,631)
 Adjustments to reconcile net income
   (loss) to net cash from operating
  activities:
 Stock for services                            --                  --
 Reduction of account payable-
  Discontinued Operations                 (26,177)           (145,390)
 Provision for store closure                   --              (1,419)
 Depreciation and amortization             140,314            170,511
 (Gain) loss on marketable securities     (16,264)            145,876
 Other, net                               (11,078)             (9,165)

 Changes in operating assets and liabilities:
 (Increase) decrease in:
   Inventories                              2,090              20,765
   Other assets                           (30,432)            (14,590)
 Increase (decrease) in:
   Accounts payable and accrued
    liabilities                           362,896             411,355
   Other liabilities                       31,226             (97,358)
                                        ----------          ----------

   Net cash provided by operating
    activities                            256,511             173,594

Cash Flows From Investing Activities:
 Capital expenditures for property
   and equipment                         (194,273)             (2,810)
 Cash balances of businesses acquired          --                  --
 Proceeds from sale of investments         50,564              96,612
Purchase of investments                        --                  --
                                        ----------          ----------
   Net cash provided by (used in)
    investing activities                 (143,709)             93,802

Cash Flows From Financing Activities:
 Deferred Offering Costs                  (88,239)                 --
 Proceeds from issuance of Preferred Stock255,000                  --
 Proceeds from issuance of common stock        --              141,625
 Proceeds from issuance of notes payable       --                  --
 Payments on notes payable               (155,753)           (380,567)
                                        ----------          ----------
   Net cash used by financing activities    (18,992)         (238,942)
                                        ----------          ----------
Increase (Decrease) in Cash                93,810              28,814

Cash & Cash Equivalents,
  beginning of period                      327,198            171,164
                                        ----------          ----------
Cash & Cash Equivalents,
  end of period                        $   421,008         $  199,978
                                        ==========          ==========
Supplemental Schedule of Cash Flow Information:
 Cash paid for interest                $    60,479         $    66,717
                                        ==========          ==========
/TABLE

                             PREMIER CONCEPTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 28, 1996


     COMMITMENTS AND CONTINGENCIES
     ------------------------------

     Litigation.
     ----------
The Company is subject to legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon the Company's financial position or results of operations. (See PART II. OTHER INFORMATION--Item 1. Legal Proceedings.)

     SEASONALITY AND QUARTERLY FLUCTUATIONS
     --------------------------------------
     The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated a loss during the six months ended July 28, 1996 of $(196,064).

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

RETAIL FISCAL YEAR

     The method of financial reporting is a fifty-two to fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. Likewise, reporting quarters end on the Sunday closest to the calendar end of April, July and October. Each reporting quarter contains 13 weeks of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Approximately 20% of the Company's business is generated during the Christmas holiday season. The Company's cash position will therefore be the highest at the end of December as compared to any other month of the year, and tends to decrease during the first and second quarter. On June 24, 1996, the Company successfully completed a bridge financing in which it sold an aggregate of 416,670 (pre-split) shares of Series A Convertible Preferred Stock and 208,335 (pre-split) Class B Warrants, realizing net proceeds of $225,000. As a result, the Company's cash position increased from $93,810 from $327,198 at January 28, 1996 to $421,008 at July 28, 1996. These funds have been largely used to finance the store remodels that were completed during the first six months of fiscal 1997. The capital raised in the bridge financing has also been utilized to purchase fixtures and equipment for several store locations and the corporate offices.

     During the first six months of fiscal 1996, the Company continued its efforts to liquidate its common stock position in Global Casinos, Inc. Therefore, marketable securities decreased from $45,113 at January 28, 1996 to $10,813 at July 28, 1996. Management intends to liquidate its remaining securities holdings as allowed by the general market conditions.

     Inventories would typically decline moderately during the first six months of a fiscal year to reflect the lower seasonal sales during this period. However, for the six months ended July 28, 1996, inventories were essentially unchanged from $1,393,925 at January 28, 1996 to $1,391,835 at July 28, 1996.
The relatively constant inventory level during the six month period reflects the Company's inventory buildup during the month of July, 1996 to prepare for the opening of the Company's new store at the Park Meadows shopping mall in Denver, Colorado, which opened on August 30, 1996.

     During the six months ended July 28, 1996, the Company invested $194,273 in leasehold improvements, furniture and equipment. Approximately $166,000 of this investment represents leasehold improvements, furniture and fixtures in connection with the remodels and investments in the locations in St. Louis, Missouri, Tucson, Arizona, Bellevue, Washington, and Denver, Colorado. The balance of $28,000 represents investments in corporate furniture and equipment in connection with the relocation of the corporate office in January, 1996.

     Therefore, property and equipment, net of $126,454 in depreciation, increased $64,159 from $977,727 at January 28, 1996, to $1,041,866 at July 28,
1996. At January 28, 1996, the Company's trademark assets were $104,900, net of accumulated amortization, which represented the goodwill associated with the Impostors trademark and other intellectual property acquired as part of the purchase of the Impostors' assets in February, 1994. The Company's trademark asset is being amortized over a 10 year period, and had an amortized book value was $94,700 at July 28, 1996.

     The Company has incurred costs in connection with its proposed public financing of $88,239 which primarily represent professional services, printing and other administrative costs. It is estimated that the total costs to complete the offering will approximate $250,000 which will be offset against the proceeds from the financing.

     As of July 28, 1996, the Company had a total outstanding liabilities of $2,206,782 compared to $1,994,590 at January 28, 1996, representing an increase of $212,192 which was due to an increase in current liabilities of $212,192, from $1,994,590 at January 28, 1996 to $1,405,965 at July 28, 1996. This
increase was primarily the result of an addition to accounts payable of $451,666 from $291,905 at January 28, 1996 to $743,571 at July 28, 1996, which reflects a normal seasonal increase combined with management's efforts to gain more favorable terms with its vendors. Also, management continued its efforts to purchase larger quantities of inventories to maintain favorable inventory costs. Accounts payable also increased due to the inventory buildup discussed above in anticipation of the opening of the Company's store in Park Meadows in Denver.
As a result of the foregoing, working capital decreased by $139,546, from $683,172 at January 28, 1996 to $543,626 at July 28, 1996.

     The amount borrowed from related parties was $64,420 at July 28, 1996 which reflects a reduction of $34,459, from the January 28, 1996 figure of $98,879. During the six month period, the Company also reduced other short and long term notes by $121,294, which resulted in other notes payable of $1,017,742 as of July 28, 1996 compared to $1,138,766 at January 28, 1996. As of July 28, 1996,
the Company was in arrears in the payment of two notes totalling, in the aggregate, approximately $120,000. Management has been in discussions with the two noteholders and plans to retire these two notes with the proceeds its proposed public financing.

     The largest portion of the Company's long-term debt is comprised of a $635,000 promissory note, which note carries interest at the rate of 10% per annum and is payable in monthly interest payments of approximately $5,300 and is due February 22, 1998. The remainder of the Company's long-term notes of $713,432 represents liabilities that the Company assumed as part of the of the Impostors acquisition in February, 1994.

     Other accrued liabilities decreased from $408,881 at January 28, 1996 to $293,934 at July 28, 1996, a decrease of $114,947 or nearly 28%. Other accrued liabilities primarily represent expenses accrued in the ordinary course of business in connection with the operation of the Company's Impostors retail chain. As a result of the Company's net loss for the six months of $196,064, accumulated deficit increased from $1,716,031 at January 28, 1996 to a deficit of $1,912,095 at July 28, 1996. However, due to the Company realizing $225,000 from the Bridge Offering, stockholders' equity increased in the six months from $1,042,204 at January 28, 1996 to $1,071,140 at July 28, 1996.

     Net cash provided by operating activities for the period ended July 28, 1996 was $256,511, compared to $173,594 for the six months ended July 30, 1995. The improvement was principally due to lower overhead costs and a resulting reduction in the operating loss for the period.

     The positive cash flow generated by operations in the six month periods ended July 30, 1995 as well as for the period ended July 28, 1996, reflects the seasonal build-up accounts payable of $411,355 and $362,896 for the two periods receptively.

     During the period ended July 28, 1996, the Company invested $194,273 in capital equipment, which reflects the investments in leasehold improvements, furniture and equipment discussed above. During the period, management continued its efforts to sell its holdings of Global Casinos common stock, which resulted in proceeds of $50,564. For the period ended July 30, 1995, the Company's investments in assets were immaterial, while the sale of Global Casinos common stock resulted in proceeds of $96,612.

     Net cash used in financing activities for the six months ended July 30, 1995 and July 28, 1996 was $238,942 and $18,992 respectively, reflecting a reduction of $219,950. The majority of the change was the result of reduced payments on notes in 1996 as compared to 1995 in the amount of $224,814 as well as proceeds from the Bridge Offering of $225,000 in June, 1996.

     The foregoing resulted in an increase in the Company's cash position of $64,996, from $28,814 at July 30, 1995 to $93,810 at July 28, 1996.

     At January 28, 1996, the Company had a net operating loss carryforward for federal tax purposes of $680,000 that may be utilized to offset future profits.

     As discussed above, the Company opened its 27th retail location in Denver, Colorado, on August 30, 1996. In addition, the Company has executed a lease to open a new location at the Rio Hotel & Casino' retail expansion which is scheduled to open in February, 1997. Several other real estate sites are currently being evaluated, and the Company expects to execute a minimum of five additional leases to open new retail stores within its current fiscal quarter. Depending on location and size, the opening of a new retail location represents an aggregate capital commitment of approximately $100,000-$200,000 which includes leasehold improvements, furniture,fixture, equipment and inventory.

     The Company intends to use the proceeds from its proposed secondary financing to fund the growth of its retail chain and take advantage of other distribution opportunities such as direct mail, home shopping and internet distribution. However, the majority of the proceeds from the financing will be utilized to build the retail chain with the goal of having 50 stores within the next 12 to 18 months. Initial expansion plans have been concentrated on the states of Florida, New Jersey, Illinois, Massachusetts, New York and Nevada.

     The Company believes the proceeds from the proposed public offering, along with cash flow generated by operations will be sufficient to meet the Company's capital needs over the next two years. However, if the Company is unsuccessful in securing the contemplated financing, its ability to pursue additional opportunities for distribution and retail store expansion will be significantly impaired and the results of operations for future periods may be adversely affected.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage relationship between selected items in the Consolidated Statements of Operations to net sales:

                                   Six Months               Six Months
                                      Ended                    Ended
                                  July 30, 1995            July 28, 1996
                                  -------------            -------------

Sales                         $4,139,329     100%     $3,957,452       100%

Cost of goods sold             1,326,517    32.0%      1,179,665      29.8%

Gross Margin                   2,812,812    68.0%      2,777,787      70.2%

Operating Expenses             3,143,480    75.9%      2,991,119      75.6%

Operating loss                 (330,668)   (8.0%)      (213,332)     (5.4%)

Other Income                   (121,353)   (2.9%)        (8,909)     (0.2%)
(expenses), net

Income (loss) before           (397,631)   (7.4%)      (212,241)     (5.4%)
discontinued operation

Net Income (loss)              (306,631)   (7.4%)      (196,064)     (5.0%)

Net Income (loss)                           (.71)                     (.26)
per share

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 28, 1996 COMPARED TO THREE MONTHS ENDED JULY 30, 1995

     The Company's total revenues for the three months ended July 28, 1996 were $2,083,899 compared to $2,117,261 for the comparable period in 1995. The decrease of $33,362 is the result of the Company owning and operating only 26 stores in the three month period ended July 28, 1996 compared to 29 stores for the same period in 1995. Comparable same store sales were $1,973,217 for the three months ended July 28, 1996 as compared to $1,933,288 for the three months ended July 30, 1995, an increase of 2.1%. Management attributes its increase in comparable same store sales to an continued improvement in merchandise mix which included the introduction of a genuine sterling silver line of products in May, 1996.

     Included in total revenues are sales from wholesale operations, primarily to former franchisees and jewelry repair income, of $12,911 and $16,677 for the three months ended July 28, 1996 and July 30, 1995, respectively.

     For the three months ended July 28, 1996, cost of goods sold was $609,155 resulting in a gross margin of $1,474,744, or 70.8%. This compares to the three months ended July 30, 1995 in which cost of goods sold was $634,847 resulting in a gross margin of $1,482,414, or 70.0%. The improvement in gross margin percentage is the result of less promotional activity and capitalizing on buying opportunities offering lower merchandise costs.

     Selling, general and administrative expenses were $1,438,698 for the three months ended July 28, 1996, compared to $1,467,938 for the three months ended July 30, 1995. The majority of these expenses we comprised of personnel expenses, which amounted to $680,830 and $698,564 for the three months ended July 28, 1996, and July 30, 1995 respectively, and occupancy costs of $487,027 and $489,624 respectively. Depreciation and amortization expense was $75,031 for the three months ended July 28, 1996, and $75,937 for the three months ended July 30, 1995, essentially unchanged. The Company attributes the net decrease in total operating expenses of approximately $30,000 primarily to a reduction in the Company's corporate overhead expenses realized from the relocation of the corporate from California to Colorado.

     As a result of the foregoing, the Company's net operating loss for the three months ended July 28, 1996 was $38,985 as compared to an operating loss of $61,460 for the comparable three months ended July 30, 1995.

     Net interest expense was $25,262 and $34,059 for the three months ended July 28, 1996 and July 30, 1995 respectively. The decrease of approximate of approximately $8,800 is attributable to a continued effort to reduce debt.

     During the three months ended July 28, 1996, the Company sold most of its holdings of Global Casino, Inc. common stock to satisfy a debt obligation and to provide cash for capital expenditures. Due to market conditions existing in the quarter, these sales resulted in a loss of approximately $27,000. For the three months ended July 30, 1995, the Company recognized a loss on marketable securities approximately $133,000. The Company intends to liquidate its remaining securities holdings as market conditions and cash requirements indicate.

     Other expenses for the three month period ended July 28, 1996 were $41,339, which represented an decrease of $111,477 from other expenses of $152,816 from the same period in 1995. The majority of the decrease in expenses was the result of reduction in the Company's holdings of tradable securities, from which the Company recorded a loss of $133,197 in the three month period ended July 30, 1995 compared to a loss of $27,043 for the same period in 1996.

     Other income (expenses) include approximately $6,000 income from license fees from three former franchisees operating five locations, who executed license agreements with the Company that entitles them to use the Impostors trademark for one year. These license agreements, which require an annual licensee fee of $5,000, will expire in January and February of 1997. The Company may renew these agreements at its discretion.

     Based on the foregoing, the Company reported a net loss for the three months ended July 28, 1996 of $68,724. Taking into effect the preferred stock cumulative dividends, which is accrued but not paid, the net loss available to common shareholders was $71,724 which translates to a net loss of $(.02) per share based on 3,744,695 weighted average shares outstanding. This compares with a reported net loss for the three months ended July 30, 1995 of $214,277, or $(.10) per share, based on 2,175,160 weighted average shares outstanding, and represents an improvement of $145,553, or $.08 per share.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 28, 1996 COMPARED TO SIX MONTHS ENDED JULY 30, 1995

     Revenues for the period ended July 30, 1995 were $4,139,329 which reflects revenues from 29 retail locations. The Company's total revenues for the six months ended July 28, 1996 were $3,957,452 a decrease of $181,877 which reflects a reduction in the number of retail locations from 29 in the six month period ended July 30, 1995 to 26 in the period ended July 28, 1996. Comparable same store sales were $3,731,821 for the six months ended July 28, 1996 compared to $3,644,764 for the same period in 1995, indicating an increase of 2.4%. Management's attributes this increase to a continued improvement in the Company's merchandise assortment and strategy, which included the introduction of a genuine sterling silver line of products in May, 1996.

     Sales from wholesale operations of $16,455 and $41,108 in the six month periods in 1996 and 1995 are included in total revenues for the six months ended July 28, 1996 and July 30, 1995, respectively.

     For the six months ended July 28, 1996, cost of goods sold was $1,179,665 and the gross margin was $2,777,787, or approximately 70%. For the six months ended July 28, 1995, cost of goods sold was $1,326,517 and the gross margin was $2,812,812 or approximately 68%. The Company attributes the improvement in gross margin percentage to less promotional activity and capitalization on buying opportunities to reduce merchandise costs.

     Selling, general and administrative expenses were $2,850,805 for the six months ended July 28, 1996, compared to $2,971,550 for the period ended July 30, 1995. The majority of these expenses were comprised of personnel expenses, which amounted to $1,344,750 and $1,424,165 for the six months ended July 28, 1996 and July 30, 1995, respectively, and occupancy costs of $961,987 and $988,792 respectively. Depreciation and amortization expense was $140,314 for the six months ended July 28, 1996, and $170,511 for the six months ended July 30, 1995, representing a reduction of $30,197 due to a reduced depreciable asset base. The Company credits the majority of the decrease in total operating expenses of $152,361 to owning and operating three fewer stores in the six months ended July 28, 1996 compared to the same period in 1995. Also, the Company's relocation of its corporate offices from California to Colorado in January, 1996 resulted in lower personnel and occupancy costs of approximately $75,000 for the six months ended July 28, 1996.

     As a result of the foregoing, the Company's net operating loss for the six months ended July 28, 1996 was $213,332. This compares with a loss from operations for the six months ended July 30, 1995 of $330, 668.

     Net interest expense was $54,422 and $65,858 for the six months ended July 28, 1996, and July 30, 1995, respectively. The Company's gain on investments of $16,264 for the period ended July 28, 1996 relates to the Company's holdings of common stock in Global Casinos, Inc. During the six months ended July 28, 1996, the Company sold most of its holdings of these securities and management intends to liquidate its remaining holdings of Global common stock as allowed by general market conditions. For the period ended July 30, 1995, the Company reported loss of $145,876 on its investment in tradable securities.

[PERIOD]
     For the period ended July 28, 1996, the Company reported other income of $29,249, which includes a settlement with a former franchisee for approximately $10,000 in cash and inventory, and approximately $7,000 in recognized license fees associated with the renewal of five licensee agreement which allow these former franchisees the use of the Impostors' trademark for an additional year. These agreements will expire in the first quarter of fiscal 1998 at which time the agreements may be renewed at the discretion of management.

     For the period ended July 30, 1995, other income, net of other expenses, was $90,381, of which approximately $72,000 represented income from a settlement with a former franchisee, which receivable had been previously written off in fiscal 1994.

     Income from discontinued operations, net of income tax benefit of $10,000, was $16,177 for the six months ended July 28, 1996, compared a income tax benefit of $55,000 and other income $90,390 for the six months ended July 30, 1995. The income from discontinued operations reflects negotiated settlements with creditors relating to the Company's previous gaming operations.

     Based on the foregoing, the Company reported a net loss for the six months ended July 28, 1996 of $196,064, which translates to a net loss per share, after income from discontinued operations, of $0.05 based on 3,744,695 weighted average shares outstanding. This compares with a reported net loss for the six months ended July 30, 1995 of $306,631 or $0.14 per share, based on 2,175,160 weighted average shares outstanding as of that date.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

IMPAIRMENT OF LONG-LIVED ASSETS
- -------------------------------

     In March 1996, the Financial Accounting Standards Board issued a statement entitled "Accounting for Impairment of Long-Lived Assets." In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recover ability would be performed. If an evaluation is required, the estimated future in discounted cash flows associated with the asset would be compared to asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.
Adoption of FAS 121 had no effect on the unaudited July 28, 1996, financial statements.

STOCK-BASED COMPENSATION
- ------------------------

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by AS 123 for employees, and will be subject only to the disclosure requirements prescribed by AS 123.

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

                           PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

       The Company is currently involved in the following legal proceedings:

       Premier Concepts, Inc. v. William T. and Martha A. Jackling,
       -----------------------------------------------------------
       Civil Action No. 7599-94 pending in the State Court of New York, County of Monroe. This action has also been brought by the Company to collect approximately $80,000 due and owing on open account from former franchisees of AFJ. In the case, the Company has also asserted against the Defendants' claims of trademark infringement, unfair competition and breach of contract in connection with the Defendants' continued use of the Company's registered trademark "Impostors" without legal authorization.

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

       SEC Investigation.
       ------------------
       During 1995, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by" the SEC during 1994 into various matters, including certain transactions in securities by a former officer and director of the Company. The Company has fully complied with all requests; however, as of June 12, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation.

ITEM 2.   CHANGES IN SECURITIES

       None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

       None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the quarter ended July 28, 1996.

ITEM 5.   OTHER INFORMATION

       None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits:
       --------

          Exhibit 27 - Financial Data Schedule

       Reports on Form 8-K:
       -------------------

          None

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         PREMIER CONCEPTS, INC.



Dated:   September 3, 1996         By:  /s/ Sissel Greenberg
       ----------------------          --------------------------------------
                                        Sissel Greenberg, President



Dated:   September 3, 1996         By:  /s/ Todd Huss
       ----------------------           -------------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer