Form 10-K/A
period 1996-01-28
PREMIER CONCEPTS INC /CO/
filed 1996-09-04
CIK 879206

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-KSB/A-2

                           AMENDED AND RESTATED
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended January 28, 1996
                                             ----------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

                         For the transition period from         to
                                                       ------    ------
                         Commission file number:            33-42701
                                                       ----------------

                          PREMIER CONCEPTS, INC.
                -------------------------------------------
              (Name of Small Business Issuer in its Charter)

     Colorado                                          71-0668346
- ----------------------------                      --------------------
(State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                 Identification number

3033 South Parker Road, Suite 120, Aurora, Colorado            80014
- ---------------------------------------------------         ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:     (303) 338-1800
                                             ------------------------
Securities registered under Section 12(b) of the Exchange Act:

Title of each class       Name of each exchange on which registered
- -------------------      ------------------------------------------
     None                               None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Title of Class
                              --------------
                                   None

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /  No  /   /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The Issuer's revenues for fiscal year ended January 28, 1996 were $9,069,840.

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

     In March, 1994, the Company acquired from American Fashion Jewels, Inc., d.b.a. Impostors, and its affiliates (collectively "AFJ"), substantially all of the assets and properties utilized in connection with the operation of the chain of 26 Impostors retail jewelry stores. In a parallel transaction, the Company acquired certain additional leases utilized in connection with the operation of the retail businesses. Impostors' assets consisted of cash, accounts receivable, inventory, leasehold improvements, equipment, furniture, fixtures, leases, licenses, contracts, trademarks and registrations thereof, trade names, servicemarks and registrations thereof, and other miscellaneous assets having a book value of approximately $3,700,000. In consideration of the assets, the Company assumed and agreed to pay certain current and long-term liabilities, including certain bankruptcy administrative claims, post-petition liabilities, priority claims, notes payable and other accounts payable in the aggregate amount of approximately $3,147,000, and issued to the unsecured creditors of AFJ an aggregate of 137,500 shares of Common Stock.

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


     With the opening of its new store in the Park Meadows Shopping Mall on August 30, 1996, the Company currently operates 27 Impostors stores with plans to open 10 new stores in the next 12 months. See "Business -- Expansion Strategy."


     The Company's principal offices are located at 3033 S. Parker Road, Suite 120, Aurora, Colorado 80014. Its telephone number at that address is (303) 338-1800.

OVERVIEW

     Operating under the name "Impostors," Premier Concepts, Inc. (the "Company") specializes in the marketing and retailing of high-end reproduction jewelry ("faux jewelry") and 14 karat gold jewelry with cubic zirconia and other synthetic stones. Through its national chain of 26 currently operating retail stores, the Company sells jewelry that emulates classic fine jewelry as well as pieces designed by famous jewelers such as Tiffany & Co. (registered trademark), Cartier (registered trademark), Bulgari (registered trademark) and Harry Winston. The Company's product line also includes replicas of jewelry owned by Princess Diana, The Duchess of Windsor, Elizabeth Taylor and other celebrities. The Company's faux jewelry is created with layered gold, cubic zirconia and Austrian crystal to simulate the look of fine jewelry. In June 1996, the Company introduced a new collection of genuine sterling silver jewelry featuring semi-precious and synthetic stones. The Company's products are purchased from several domestic vendors and from vendors in China, England, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand.


     The Impostors stores are designed to match the elegant look of the Company's products and to provide customers with the feeling of shopping in an upscale, fine jewelry environment. The Company's stores are located in shopping malls and tourist locations. Currently, the Company's stores are located in Southern California, Northern California, the states of Arizona, Colorado, Louisiana, Missouri and Washington and in the Washington, D.C. area. In addition, the Company has entered into a lease to open a new store in a new retail complex at the Rio Hotel and Casino in Las Vegas, Nevada, which is scheduled to open in February, 1997. The Company's largest and most visible store is located in the prime retail area of San Francisco's Union Square.


BUSINESS STRATEGY

     In March 1994, the Company acquired out of bankruptcy substantially all of the assets and assumed certain liabilities used in connection with the operation of a nationwide chain of 26 faux jewelry stores which were then operating under the trademark "Impostors." In the months following the Company's entry into the faux jewelry industry, results of operations continued to deteriorate principally due to the continuing burden of excessive operating and overhead expenses, pre-petition and post-petition bankruptcy liabilities, the unprofitability of certain stores, as well as the continuation of ineffective marketing and merchandizing strategies.
In June 1994, the Company hired a new president, Sissel B. Greenberg, who immediately began implementing a transition plan calculated to reverse the negative impacts of the Company's predecessor's ineffective business strategy. In furtherance of the turnaround effort, the Company has reduced overhead by moving its corporate offices from San Francisco to Denver, closed four stores due to unprofitable operations, reduced debt through negotiated settlements, opened two new stores and implemented a new merchandizing strategy. These actions have reduced the Company's operating loss from $886,667 for the 13-month period ended January 29, 1995 to a loss of $37,298 for the fiscal year ended January 28, 1996.

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

     PRINCIPAL PRODUCTS

     Since inception, Impostors' merchandising strategy has evolved through several phases. Initially, the concept was based on the marketing and retailing of jewelry representing faux copies of expensive fine and designer jewelry. However, in 1993, when AFJ filed for Chapter 11 protection, the "Rediscover Impostors" program presented a new business focus presenting the merchandise in a theme oriented style and focusing on more trendy fashion jewelry. Price points were significantly lowered for a day-in, day-out value. A significant decline in revenues and margins resulted from this program. As part of the turnaround plan, the merchandise has been refocused to designer and fine jewelry inspired faux jewelry, with more emphasis on 14 karat gold and most recently, genuine sterling silver.

     The Company's products are comprised of approximately 60% fine jewelry reproductions and emulations of merchandise inspired by classic designers such as Cartier (registered trademark), Tiffany & Co. (registered trademark), Bulgari (registered trademark) and Harry Winston, and approximately 40% of 14 karat gold featuring cubic zirconia and other synthetic stones. The jewelry ranges from solitaire rings and faux pearl necklaces to earrings, pendants and bracelets. Since the Company's products are set in layered 18 karat gold over jewelers bronze or 18 karat gold over sterling silver, the jewelry can be offered at substantially less cost than the original pieces. The use of cubic zirconia and other laboratory grown stones offers a more affordable product by emulating the look and feel of expensive gemstone jewelry. The Company recently introduced a collection of genuine sterling silver with semi-precious and synthetic stones.

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

     REMODELING AND EXPANSION STRATEGY


     The Company has developed a new interior design to match the elegant look of its products and to provide its customers with the feeling of shopping in a high-end, fine jewelry environment. During 1995, the Company completed one interior remodel of an existing store in San Francisco, California. During 1996, the Company has completed two remodelings, one in St. Louis, Missouri and one in Tucson, Arizona and has one additional remodeling in process, scheduled for completion in September 1996. In addition, the Company's new stores will incorporate its new interior design.

     The Company plans to remodel eight additional stores over the next two years, at an average estimated cost of $25,000 per store. Additional remodeling activity will depend upon the availability of working capital from future operations, of which there can be no assurance. The Company also plans to open ten new Impostors stores in existing and new markets over the next 12 months. The Company opened a new store in the Park Meadows shopping mall in the Denver metropolitan area on August 30, 1996, and has signed a lease for a new retail store at the Rio Hotel and Casino in Las Vegas, Nevada. The store is scheduled to open in February, 1997. Other potential real estate sites in Florida,

Massachusetts, Nevada, New Jersey and New York are currently being evaluated, although to date no decisions regarding additional new locations have been made.


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

     OTHER MARKETING AND DISTRIBUTION CHANNELS

     Currently, over 98% of the Company's revenues are derived from its retail store sales. The Company also has limited sales nationally and internationally through distributors and wholesalers. The Company frequently receives inquiries from overseas businesses regarding the development of wholesale and retail distribution of its concept and products in Europe as well as the Orient. To date, the Company has had no resources to focus on this international demand and products have been sold in limited amounts to accounts in Australia, Chile, Italy and Taiwan. The Company plans to increase its international business by hiring additional persons and/or agents to represent its line of products internationally. The ability of the Company to fully develop the potential offered by the international marketplace depends upon the availability of additional working capital from future operations. While the Company has signed a Letter of Intent to undertake a secondary public offering of its securities and has filed a Registration Statement with the Securities and Exchange Commission covering such proposed public offering, there can be no assurance that the offering will be successful or that the Company will be able to utilize a portion of the proceeds from the offering for the purpose of developing its opportunities internationally.


     The Company plans to develop a catalogue which initially will be distributed through its retail stores located in tourist areas. Depending on the results of the in-store distribution, the Company may decide to broaden the catalogue distribution through direct mailings to new potential customers. The Company has also explored possible multimedia distribution of its jewelry. It is in the process of developing an internet Home Page, which it expects to have completed in September 1996. Additionally, the Company has initiated discussions to market its concept and products to the home shopping networks, and intends, through an independent producer, to develop a "Concept Program" around its theme of designer inspired and faux jewelry. Part of this process includes the licensing of a spokesperson, who may be a celebrity, to add credibility and entertainment.

MARKET AND CUSTOMERS


     The Impostors' niche bridges the markets between costume and fine jewelry by offering high-quality reproductions of classic and designer fine jewelry and also a collection of 14 karat gold and sterling silver with cubic zirconia, semi-precious and synthetic stones. The Company's faux jewelry distinguishes itself from traditional fashion jewelry by the quality of the metals, stones and craftsmanship utilized in the design and manufacturing process. While costume jewelry is typically price-pointed in the $5 to $30 range, the majority of the Company's faux jewelry is priced in the $30 to $100 range. The 14 karat gold collection has pricepoints between $45 to $1,000, with the majority in the $100 to $400 range.


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

     In connection with the Company's acquisition of the Impostors retail chain out of the bankruptcy proceedings, the Company agreed to purchase a minimum $500,000 of merchandise annually through 1997 from a vendor to the Company's predecessor, or until the Company's predecessor's liability to the vendor, totalling initially approximately $85,000, has been paid in full. Payment for merchandise purchased is paid at 110% of cost, with the additional 10% applied against the outstanding balance due to the vendor.


COMPETITION

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

INTELLECTUAL PROPERTY

     Copyrights, trademarks and trade secrets are the principal protection for the Company's products, services and reputation. The Company owns federally registered trademarks for the following names: Impostors (registered trademark), Impostors De Classique Copy Jewels (registered trademark), Impostors Copy Jewels (registered trademark), Elegant Pretenders (registered trademark), and The Latest In Faux (registered trademark). All of the trademarks are considered by the Company to be valuable property rights. The protection afforded by these intellectual property rights and the law of trade secrets is believed by the Company to be adequate protection for its products and or services.

     As a reseller of emulations and copies of fine designer jewelry, the Company must avoid infringing any copyrights or trademarks claimed by the original designer. A copyright protects the manner of expression of a piece of a jewelry rather than the idea or concept behind making it. As the Company's products do not purport to be exact copies, but rather emulations inspired by other designs, the Company believes that the sale of faux jewelry does not PER SE violate the copyright interest of others. Nevertheless, if a particular jewelry design is subject to copyright protection, that copyright expires after 75 years, if owned by a corporation, or after 50 years after the creator's death, if an individual. Prior to 1988, in order for a designer to claim copyright protection to a piece of jewelry, a copyright notice would have to have been affixed to the original piece. Thus, any jewelry sold in the United States before 1988 without a copyright notice is considered to be in the public domain. However, fine jewelry designed and sold in the United States after 1988 could be subject to copyright protection without the necessity of a copyright notice on the original piece. As a result, the Company has no effective way of determining if a particular piece of fine jewelry is subject to copyright protection claimed by its original designer. It is, therefore, important for the Company to ensure that its products do not purport to be exact copies of an original, but only inspired by the original designs.

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

     In January 1996, the Company hired Todd Huss as its Chief Financial Officer. Mr. Huss brings with him nearly 10 years of experience as a licensed certified public accountant, primarily with KPMG Peat Marwick.

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

     The independent accountant who was previously engaged and dismissed by the Company as the principal accountant to audit the Company's financial statements was Schumacher & Bruce. None of Schumacher & Bruce's reports for the years ended December 31, 1993 and 1992 or the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or was qualified or was modified as to uncertainty, audit scope or accounting principles except the following: The report of Schumacher & Bruce dated June 9, 1994 accompanying the audited balance sheet of the Company as of December 31, 1993 and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 1993 and 1992 was qualified assuming that the Company would continue as a going concern. There have not been any disagreements between the Company and Schumacher & Bruce on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during the past two years and through the date of the change in certifying accountants.


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

     ii.  Ciner Manufacturing Company, Inc. v. Premier Concepts, Inc.
          ------------------------------------------------------------
Civil Action No. C 95-3264, United States District Court for the Northern District of California. This matter has been brought by the plaintiff in November, 1995 alleging copyright infringement and unfair competition by the Company's unauthorized advertising, manufacturing and sale of jewelry using plaintiff's copyrighted designs. The Company has denied the allegations in the Complaint, and the matter has been scheduled for binding arbitration pursuant to a stipulation in which it is agreed that the minimum award will be $2,000 and the maximum award will be $10,000. Subsequently the arbitration has been completed with the Company ordered to pay $3,500. The matter is fully resolved as of the date of this amended Report.

     iii. Premier Concepts, Inc. v. R & L Imports Corporation.
          ----------------------------------------------------
In 1995, the Company filed a Complaint in the Puerto Rico District Court for San Juan against R & L Imports Corporation for amounts due on inventory delivered by the Company, and on amounts due on the Customer Agreement and Settlement Agreement executed by the defendant and American Fashion Jewels, Inc. on January 20, 1994. Since the filing of this Complaint, the defendant has continued to use the Company's "Impostors" trademark after expiration of the License Agreement authorizing such use. The Complaint shall be modified to add this claim. The Company seeks damages in excess of $27,000. Both claims are supported by written contracts and written admissions by the defendant. The Company is represented in Puerto Rico by Cancio, Nadal, Rivera & Diaz.

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

                                  PART II

                 MARKET FOR THE REGISTRANT'S COMMON STOCK
                    AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK.
___________________________

     The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board. The reported high and low bid and asked prices for the Common Stock are shown below for the period through March 31, 1996:<F1>

                         Bid                      Ask
                         ---                      ---
                    High        Low          High       Low
1994
First Quarter       1.25       1.25          2.00      2.00
Second Quarter      1.50       1.50          2.00      2.00
Third Quarter       1.50       1.50          2.00      2.00
Fourth Quarter      1.00       1.00          2.00      2.00

1995
First Quarter       -0-         -0-           -0-       -0-
Second Quarter      1.00       1.00          2.00      2.00
Third Quarter       1.00       0.25          2.00      0.75
Fourth Quarter      0.75       0.375         1.625     1.25

1996
First Quarter       0.50       0.375         1.625     0.625

<F1> Current bid and asked prices are being quoted by the Company's market maker, Hanifen Imhoff. These prices may not regularly appear on the OTC Bulletin Board.


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

DIVIDENDS.
_________

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

     The Company's long-term debt, net of current portion, at January 28, 1996 was $759,864 compared to $890,902 at December 31, 1994. Long-term debt consists mainly of a $635,000, 10% promissory note collateralized by
the Company's inventory, which is due February 22, 1998.   The remainder
of long-term debt represents notes to creditors holding the post-petition liabilities assumed in the Impostors acquisition.

     Accounts payable decreased during fiscal 1996 by $612,494, or 67.7%, from $904,399 at December 31, 1994 to $291,905 at January 28, 1996.
Approximately $200,000 of the total accounts payable at year-end relates to the operation of the Impostors stores, while the remaining $90,000 is attributable to the Company's operations prior to the Impostors acquisition. During 1995, management was able to negotiate settlements with several of the Company's creditors that related to the Company's casino operations in 1991 and 1992, for a total reduction of approximately $209,000 in the payable balances prior to the negotiations. During 1995, the Company also extinguished $282,110 of accounts payable that also related to the Company's previous gaming operations. Approximately $60,000 of the reduction in accounts payable in fiscal 1996 represented amounts previously accrued from a 1994 consulting agreement which was never executed. Approximately $80,000 in additional liabilities were assumed by a third party due to its financial interest in the casino property collateralizing this debt.


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

     As discussed above, in 1995 the Company changed its fiscal year from a calendar to a retail year-end. Due to a net loss of $214,784 in the month of January 1995, the Company's equity decreased from $630,569 at December 31, 1994 to $415,785 at January 29, 1995. During fiscal 1996, shareholders' equity was improved through the completion of a private placement of common shares which resulted in approximately $282,000 in additional equity capital. Also during 1995, approximately $185,000 of claims and $45,000 of services were converted to equity. Net income for the year of approximately $174,000 further added to the Company's equity which increased $686,419 during fiscal 1996, from $415,785 at January 29, 1995 to $1,102,204 at January 28, 1996.

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

     As indicated by the foregoing, the Company continually investigates and evaluates means to raise additional capital to improve and expand its operations. However, there can be no assurance that the Company's efforts in this regard will be successful.

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

     The financial data used analyzing the Company's results of operations for the periods ended January 28, 1996 (Fiscal 1996) and January 29, 1995 (Fiscal 1995) are as follows:

                                     Fiscal Year Ended       Period Ended
                                     January 28, 1996         January 29,
1995
                                     -----------------      --------------
- --

     Revenues                           9,069,840             8,335,790

     Cost of Goods Sold                 2,690,658             2,797,607

     Gross Margin                       6,379,182             5,538,183

     Operating Expenses                 6,416,480             6,424,850

     Operating Loss                       (37,298)             (886,667)

     Other Income (Expenses)                2,186              (344,296)

     Income (Loss)
         Discontinued Operation         (156,222)            (1,179,963)

     Net Income (Loss)                    114,219            (1,038,726)

     Net Income (Loss) Per Share            0.05                 (.57)


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

     Approximately $111,000 of the Company's sales in Fiscal 1996 represented sales to wholesale clients, while the comparable amount for the period ended January 29, 1995 was $154,954. The Company's wholesale business was primarily to former franchisees that signed licensee agreements with the Company allowing the licensees a continued use of the Impostors mark. In March, 1996 these licensee agreements expired, and management is considering renewal of these agreements on a case-by-case basis. As of the date of this report, three of these agreements, representing five stores, have been renewed for an annual licensee fee of $5,000 per store.


     At January 28, 1996, the Company had accounts payable of $80,884 that related to the prior activities of the Company. Certain of these creditors have filed claims against the Company demanding payment. The
Company has negotiated settlement with certain creditors, which resulted in income before income tax expense totalling approximately $209,000 for the fiscal year ended January 28, 1996. The Company also recorded approximately $222,000 of income during the year ended January 28, 1996 as a result of the reduction in recorded amounts of accounts payable based upon management's estimates of amounts which may ultimately be paid.
However, the Company has not received formal releases from payment from these creditors. These amounts have all been treated as income from discontinued operation.


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

     Based on the foregoing, at January 28, 1996, the Company reported an improvement in net income of $1,152,945, from a net loss of $1,038,726 for the period ended January 29, 1995 to a net income of $114,219 for the period ended January 28, 1996, which, based on average common shares outstanding 2,450,0000, translates to a net income per common share, after discontinued operations, of $.05. This compares to a net loss for the period ended January 29, 1995 of $.58 per share based on weighted average common shares outstanding of 1,779,000.

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


                           FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

               Independent Auditor's Reports

               Balance Sheet - For the Year Ended January 28, 1996

               Statements of Operations - For the Fiscal Year Ended
                   January 28, 1996, for the One Month Ended January 29,
                   1995 and for the Year Ended December 31, 1994

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

     Financial Statements
     --------------------

     The following financial statements are filed as part of this report:

     1.  Independent Auditor's Reports

     2.  Balance Sheet - For the Year Ended January 28, 1996

     3.  Statements of Operations - For the Fiscal Year Ended January 28,
               1996, for the One Month Ended January 29, 1995 and for the
               Year Ended December 31, 1994

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

     Financial Statement Schedules
     -----------------------------

     None

     Current Reports on Form 8-K
     ---------------------------

     None

     Exhibits
     --------

Exhibit No                    Title
__________                    _____

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

- ---------------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.

**   Incorporated by reference from the Company's Current Report on Form
     8-K dated March 3, 1994

***  Incorporated by reference from the Company's Current Report on Form
     8-K dated February 16, 1995





















                         PREMIER CONCEPTS, INC.

                          FINANCIAL STATEMENTS
               FOR THE FISCAL YEAR ENDED JANUARY 28, 1996,
                FOR THE ONE MONTH ENDED JANUARY 29, 1995,
                AND FOR THE YEAR ENDED DECEMBER 31, 1994


                      INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----

INDEPENDENT AUDITOR'S REPORTS. . . . . . . . . . . . . . . . . . . . F-2

BALANCE SHEET - FOR THE YEAR ENDED JANUARY 28, 1996  . . . . . . . . F-3

STATEMENTS OF OPERATIONS - For the Fiscal Year Ended
January 28, 1996, for the One Month Ended January 29, 1995,
and for the Year Ended December 31, 1994 . . . . . . . . . . . . . . F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - For the Period
from January 1, 1994 through January 28, 1996. . . . . . . . . . . . F-5

STATEMENTS OF CASH FLOWS - For the Fiscal Year Ended
January 28, 1996, for the One Month Ended January 29, 1995,
and for the Year Ended December 31, 1994 . . . . . . . . . . . . . . F-6

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . F-7






                      INDEPENDENT AUDITOR'S REPORT





Board of Directors and Stockholders
Premier Concepts, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Premier Concepts, Inc. as of January 28, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal year ended January 28, 1996, for the one month ended January 29, 1995 and for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier
Concepts, Inc., as of January 28, 1996, and the results of its operations and its cash flows for the fiscal year ended January 28, 1996, for the one month ended January 29, 1995, and for the year ended
December 31, 1994, in conformity with generally accepted accounting principles.





Hein + Associates llp

Denver, Colorado
April 5, 1996






                         PREMIER CONCEPTS, INC.

                              BALANCE SHEET
                            JANUARY 28, 1996
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $  327,198
   Marketable securities                                    45,113
   Merchandise inventories                               1,393,925
   Prepaid expenses and other current assets                95,503
                                                        ----------
        Total current assets                             1,861,739

PROPERTY AND EQUIPMENT, net                                977,727

TRADEMARKS, net of accumulated amortization of $39,100     104,900

OTHER ASSETS                                                92,428
                                                        ----------

TOTAL ASSETS                                            $3,036,794
                                                       ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt:
        Related parties                                 $   98,879
        Other                                              378,902
   Accounts payable                                        291,905
   Other accrued liabilities                               408,881
                                                        ----------
Total current liabilities                                1,178,567

LONG-TERM DEBT, less current portion                       759,864

DEFERRED RENT                                               56,159
                                                        ----------
        Total liabilities                                1,994,590
                                                        ----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 20,000,000 shares
        authorized; none outstanding                         -
   Common stock, $.0004 par value; 850,000,000 shares
        authorized; 3,744,695 shares issued and
        outstanding                                          1,498
   Additional paid-in capital                            2,756,737
   Accumulated deficit                                 (1,716,031)
                                                         ---------
        Total Stockholders' Equity                       1,042,204
                                                         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $3,036,794
                                                        ==========

          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                         PREMIER CONCEPTS, INC.

                        STATEMENTS OF OPERATIONS
                                      FOR THE     FOR THE     FOR THE
                                       FISCAL    ONE MONTH     YEAR
                                     YEAR ENDED    ENDED       ENDED
                                     JANUARY 28,JANUARY 29,DECEMBER 31,
                                        1996       1995        1994
                                      ---------  --------    --------
REVENUES
   Retail                           $8,958,807 $  539,409  $7,641,427
   Wholesale                           111,033      3,968     150,986
                                    ---------- ----------   ----------
         Total revenues              9,069,840    543,377   7,792,413

COST OF GOODS SOLD                   2,690,658    228,076   2,569,531
                                    ---------- ----------   ----------
         Gross margin                6,379,182    315,301   5,222,882

OPERATING EXPENSES:
   Selling, general and
    administrative                   6,087,717    488,664   5,451,377
   Provision for store
    closures                           (8,307)      -         143,000
   Depreciation and
    amortization                       337,070     29,663     312,146
                                    ---------- ----------   ----------
         Total operating
          expenses                   6,416,480    518,327   5,906,523
                                    ---------- ----------   ----------

OPERATING LOSS                        (37,298)  (203,026)    (683,641)

OTHER INCOME (EXPENSES):
   Interest expense, net             (108,180)   (11,899)    (145,577)
   Loss on marketable
    securities, net                  (182,643)      -        (146,963)
   Other 10,899                            141   (39,998)
                                    ---------- ----------   ----------
         Other, net                  (279,924)   (11,758)    (332,538)
                                    ---------- ----------   ----------

LOSS BEFORE INCOME TAX BENEFIT
   AND DISCONTINUED OPERATIONS       (317,222)  (214,784)  (1,016,179)
          Income tax benefit           161,000      -           51,000
                                     ---------  ---------    ---------

LOSS BEFORE DISCONTINUED
  OPERATIONS                         (156,222)  (214,784)    (965,179)

DISCONTINUED OPERATIONS -
   Income from discontinued
    operations, net of income
    tax expense of $161,00
    and $51,000 for the years
    ended January 28, 1996 and
    December 31, 1994                  270,441      -          141,237
                                     ---------  ---------    ---------

NET INCOME (LOSS)                   $  114,219$ (214,784)  $ (823,942)
                                     =========  =========    =========

NET INCOME (LOSS) PER SHARE:
   Before discontinued
    operations                        $  (.06)   $  (.10)      $ (.55)
   Discontinued operations                .11     -               .08
                                     ---------  ---------    ---------
   Net income (loss) per sh              $.05      $(.10)       $(.47)
                                     ---------  ---------    ---------
WEIGHTED AVERAGE SHARES
 OUTSTANDING                         2,479,000  2,171,000    1,740,000
                                     =========  =========    =========


          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                                    PREMIER CONCEPTS, INC.

                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH JANUARY 28, 1996

                                      Common Stock      Additional
                                      ------------
                                                          Paid-in    Accumulated
                                  Shares       Amount     Capital      Deficit    Total
                                  ------       ------     -------      -------    -----
BALANCES, January 1, 1994        507,206    $     203 $  223,742  $(791,524) $(567,579)
  Common stock issued for:
  Rights offering                 81,425           33    274,476       -        274,509
  Private placement              927,556          371    893,910       -        894,281
  Acquisition of Impostors
    and Mirage                   637,500          255    794,745       -        795,000
  Settlement of claims            13,750            5     54,995       -         55,000
  Compensation to employees        3,300            1      3,299       -          3,300
  Net loss                         -              -        -       (823,942)  (823,942)
                               ---------    ---------  ---------   ---------  ---------

BALANCES, December 31, 1994    2,170,737          868  2,245,167 (1,615,466)    630,569

  Net loss                         -            -          -       (214,784)  (214,784)
                               ---------    ---------  ---------   ---------  ---------
BALANCES, January 29, 1995     2,170,737          868  2,245,167 (1,830,250)    415,785

  Common stock issued for:
  Private placement            1,170,000          468    282,032       -        282,500
  Settlement of claims           268,958          108    184,592       -        184,700
                                Services      135,000         54      44,946           45,000
  Net income                       -            -          -         114,219    114,219
                               ---------    ---------  ---------   ---------  ---------

BALANCES, January 28, 1996     3,744,695       $1,498 $2,756,737$(1,716,031) $1,042,204
                               =========    =========  =========   =========  =========


                         SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                         PREMIER CONCEPTS, INC.

                        STATEMENTS OF CASH FLOWS

                                      FOR THE     FOR THE     FOR THE
                                       FISCAL    ONE MONTH     YEAR
                                     YEAR ENDED    ENDED       ENDED
                                     JANUARY 28,JANUARY 29,DECEMBER 31,
                                        1996       1995        1994
                                     ---------------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                  $114,219 $(214,784)   $(823,942)
   Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
         Stock for services             45,000
         Reduction of accounts
          payable - discontinued
          operations                 (431,441)      -        (192,237)
         Provision for store closure     8,307      -          143,000
         Depreciation and amortization 337,070     29,663      312,146
         Loss on marketable securities 182,643      -          146,963
         Other, net                   (13,201)      -           25,307
   Changes in operating assets and
    liabilities:
         Increase) decrease in:
         Merchandise inventories     (197,665)    201,735    (122,259)
         Other assets                 (40,870)      6,356      382,853
         Increase (decrease) in:
         Accounts payable and accrued
          liabilities                   99,834  (435,030)       39,716
         Other liabilities              24,620      2,030       29,509
                                     ---------  ---------    ---------
         Net cash provided by (used in)
          operating activities         128,516  (410,030)     (58,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property
    and equipment                    (165,137)      -         (56,445)
   Cash balances of businesses acquired  -          -          367,313
   Proceeds from sale of investments   156,374      -          155,283
   Purchase of investments               -          -        (223,909)
                                     ---------  ---------    ---------
         Net cash (used in) provided
          by investing activities      (8,763)      -          242,242

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
    common stock                       282,500      -        1,236,381
   Proceeds from issuance of
    notes payable                      100,000      -          466,453
   Payment on notes payable          (346,219)   (18,008)  (1,296,407)
                                     ---------  ---------    ---------
         Net cash provided by
          financing activities          36,281   (18,008)      406,427
                                     ---------  ---------    ---------
INCREASE (DECREASE) IN CASH            156,034  (428,038)      589,725

CASH AND CASH EQUIVALENTS,
 beginning of year                     171,164    599,202        9,477
                                     ---------  ---------    ---------
CASH AND CASH EQUIVALENTS, end of
  year                              $  327,198 $  171,164   $  599,202
                                     =========  =========    =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   INFORMATION:
         Cash paid for interest     $  102,134 $   11,899   $   35,319
                                     =========  =========    =========
         Purchase of Impostors
         and Mirage with common
         stock                      $    -     $    -       $  650,000
                                     =========  =========    =========
         Conversion of liabilities
         to equity securities       $  184,700 $    -       $  149,000
                                     =========  =========    =========




          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

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


     INVENTORIES -
     -----------
     Inventories consist primarily of merchandise which is held for resale. Inventories are stated at the lower of cost or market, as calculated using the average-cost method.


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


     TRADEMARKS -
     ----------
     A portion of the Impostors purchase price was allocated to trademarks (see Note 2). This cost is being amortized over 10 years. The Company evaluates the recoverability of this intangible based on projected, undiscounted future cash flows exclusive of interest. During the year ended January 28, 1996, the Company determined that it was remote a $60,000 payable to a consultant (that was capitalized as part of the trademark acquired from Impostors) would ever be paid. Accordingly, trademarks were reduced to reflect the reduction in the payable.


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

     NET INCOME (LOSS) PER SHARE -
     ---------------------------
     Net income (loss) per share is calculated based upon the weighted average number of shares outstanding during the periods presented. Stock options and warrants have not been included in the calculation of net income (loss) per share for the one month ended January 29, 1995 and for the year ended December 31, 1995, as the result is antidilutive. Dilutive options have been included in the calculation of net income per share for the fiscal year ended January 28, 1996.

     INCOME TAXES -
     ------------
     The Company accounts for income taxes under SFAS No. 109 which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     LICENSE AGREEMENTS -
     ------------------
     The Company grants license agreements to entities for use of the Impostor's name. License fees are recognized as income on a straight-line basis over the term of the agreement.

     USE OF ESTIMATES -
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -
     -----------------------------------------------
     In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

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

     LIQUIDITY -
     ---------

     At January 28, 1996, the Company had working capital of $683,172 and a stockholders' equity of $1,042,204. The Company incurred an operating loss (before interest expense and other income) of $(37,298) for the year ended January 28, 1996. The Company does experience seasonal sales and the Company's net income for 1996 is substantially composed of income from extinguishment and reversal of prior payables related to a predecessor business (see Note 2). Impostors emerged from bankruptcy in February 1994, and the Company has experienced liquidity difficulties in the past.


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


2.   ACQUISITIONS AND DISPOSITIONS:
     -----------------------------

     In 1993, the Company exchanged its ownership in certain real estate and a note receivable for 2,500,000 and 200,000 shares of common stock, respectively, in Global, of which 2,409,700 shares of Global's common stock were distributed to stockholders' of the Company during 1993. The remaining 290,300 shares are still held by the Company, which represent less than 5% of Global's outstanding common stock. The Company has two common directors with Global. After distributing the Global common stock to the Company's stockholders, there remained substantial liabilities to uncollateralized creditors related to prior activities of the Company. As of January 28, 1996, the Company had accounts payable of $80,884 that related to the prior activities of the Company. Certain of these creditors have filed claims against the Company demanding payment. The Company has negotiated settlements with certain creditors, which has resulted in income before income tax expense, totaling approximately $192,000 and $209,000 during the years ended December 31, 1994 and January 28, 1996, respectively. The Company also recorded approximately $222,000 of income during the year ended January 28, 1996, as a result of the reduction in recorded amounts of accounts payable based upon management's estimates of amounts which may ultimately be paid, but the Company has not received formal releases from payment from the creditors. Accordingly, these amounts were recorded as income from discontinued operations, net of income tax expense.


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


4.   NOTES PAYABLE AND LONG-TERM DEBT
     Notes payable and long-term debt as of January 28, 1996 consists of the following:

Related Parties
- ---------------

Note payable to a stockholder, payable in monthly
installments of $5,000 plus accrued interest at 18%,
collateralized by marketable securities.                   $ 30,958

Note payable to a stockholder, at 12% principal and
interest due January 1996.  Management is negotiating
an extension on the payment of principal.                    39,000

Notes and advances payable to stockholders of the
Company, payable on demand, non-interest bearing.            28,920
                                                          ---------

Total related parties - all current                         $98,878
                                                          =========

Other
_____

Note payable to a bank, interest payable monthly at
10%, principal payable in February 1998, collateralized
by cash and inventory.                                     $635,000

Note payable to a financial institution, interest
payable monthly at 12%,  principal payable in
January 1996.  Management has been in discussions
with the noteholder to pay off the note with part
of the proceeds from a public offering.                     100,000

Payable to a vendor and creditor of Impostors from
bankruptcy settlement (less unamortized discount of
$8,743), payable by adding 10% to the cost of current
purchases.  Discounted at 7.7% assumed interest rate,
collateralized by receivables, inventory, property and
equipment (see Note 5).                                      87,591

Notes payable to creditors of Impostors from bankruptcy
settlement, payable in monthly installments plus
accrued interest at 6% to 8%, over variable terms
through December 1999.  A note totaling $35,000 is
guaranteed by certain stockholders of the Company.          197,724

Note payable to a company, payable in monthly installments of $10,000 plus accrued interest at 12%, through November 1996.100,000

Other                                                        18,453
                                                          ---------
                                                          1,138,768
Less current portion                                      (378,904)
                                                          ---------

                                                         $  759,864
                                                          =========

     Principal payments on the above obligations are due as follows:

                                 RELATED
                                 PARTIES         OTHER
                                 -------         -----

              1997              $98,878       $378,904
              1998                -            725,326
              1999                -             26,787
              2000                -              7,751
                              ---------      ---------
                                $98,878     $1,138,768
                              =========      =========

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     LEASE COMMITMENTS -
     -----------------
     The Company leases its offices and retail facilities under operating leases for terms expiring at various dates from 1996 to 2002. The corporate office lease has been guaranteed by the directors of the Company. The aggregate minimum annual lease payments under leases in effect at January 28, 1996 are as follows:

           YEAR ENDING                   OPERATING
           JANUARY 28,                    LEASES
           -----------                  ----------

              1997                      $1,487,312
              1998                       1,385,860
              1999                       1,190,250
              2000                       1,056,871
              Thereafter                 1,767,854
                                        ----------
              Total minimum
               lease payments           $6,888,147
                                        ==========

     Most leases also provide for payment of operating expenses, real estate taxes and for additional rent based on a percentage of sales. Rental expense was $1,977,718, $174,592, and $1,739,802 for the year ended January 28, 1996, for the one month ended January 29, 1995, and for the fiscal year ended December 31, 1994, respectively.

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

     In March 1996, the Company granted incentive stock options for 400,000 shares to employees, at an exercise price of $.50, which expire in 2001. Two-hundred thousand of these incentive stock options vest immediately and 100,000 on each of the first and second anniversary dates.

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


7.   INCOME TAXES:
     ------------
     The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the fiscal year ended January 28, 1996:

          Statutory rate                        34.0%
          Effect of graduated rate              (4.6%)
          State income taxes, net of Federal
            income tax benefit                   3.3%
          Reduction in valuation allowance due
            to usage of net operating loss
            carryforwards and change in
            temporary differences              (32.7%)
                                                ------
                                                 $-0-%
                                                ------

     The components of the net deferred tax asset recognized as of January 28, 1996 are as follows:

     Current deferred tax assets (liabilities):
          Unrealized loss on investments              $    56,000
          Accrued expenses not currently deductible for tax35,000
          Other, net                                      (2,000)
          Valuation allowance                            (89,000)
                                                        ---------
              Net current deferred tax asset           $    -
                                                        =========
     Long-term deferred tax assets (liabilities):
          Net operating loss carryforwards               $231,000
          Other, net                                        5,000
          Valuation allowance                           (236,000)
                                                        ---------

              Net long-term deferred tax asset         $    -
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

                                   PREMIER CONCEPTS, INC.


Date:     September 4, 1996        By: /s/ Sissel Greenberg
      ________________________     ___________________________________
                                   Sissel Greenberg, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE              DATE


/s/ Sissel Greenberg              President            September 4, 1996
- --------------------------      and Director           -----------------
Sissel Greenberg


/s/ Todd Huss            Principal Financial Officer   September 4, 1996
- ----------------        Principal Accounting Officer   -----------------
Todd Huss



/s/ Peter Bloomquist       Secretary and Director      September 4, 1996
- -------------------------                              ----------------
Peter Bloomquist



/s/ Gerald Jacobs                 Director             September 4, 1996
- -------------------------                              -----------------
Gerald Jacobs


/s/ Charles Powell                Director             September 4, 1996
- --------------------------                             -----------------
Charles Powell


/s/ William Nandor                Director             September 4, 1996
- ---------------------------                            -----------------
William Nandor