Form 10-Q/A
period 1996-07-29
PREMIER CONCEPTS INC /CO/
filed 1996-09-05
CIK 879206

                              FORM 10-QSB/A-1


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


           [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 28, 1996

                           AMENDED AND RESTATED

                                    OR

         [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT
     For the transition period from              to
                                   -----------      -------------

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

                                   INDEX

                                                           Page
                                                           ----

PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements                             3

            Balance Sheet as of July 28, 1996 and
            January 28, 1996                                 4

            Statement of Operations for the Three Months
            Ended July 28, 1996 and Three Months Ended
            July 30, 1995                                    5

            Statement of Operations for the Six Months
            Ended July 28, 1996 and Six Months Ended
            July 30, 1995                                    6

            Statement of Changes in Stockholders' Equity
            for the Six Months Ended July 28, 1996           7

            Statement of Cash Flows for the Six Months
            Ended July 28, 1996 and Six Months Ended
            July 30, 1995                                    8

            Notes to Consolidated Financial Statements       9

    Item 2. Management's Discussion and Analysis of
            Financial Conditions and Results of Operations  10

            Liquidity and Capital Resources                 10

            Results of Operations                           12

PART II.    OTHER INFORMATION                               17

    Item 1. Legal Proceedings                               17
    Item 2. Changes in Securities                           17
    Item 3. Defaults Upon Senior Securities                 17
    Item 4. Submission of Matters to a Vote of
            Security Holders                                18
    Item 5. Other Information                               18
    Item 6. Exhibits and Reports on Form 8-K                18

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

                          PREMIER CONCEPTS, INC.
                               BALANCE SHEET
                 AS OF JULY 28, 1996 AND JANUARY 28, 1996

                                          July 28, 1996        January 28,
1996
                                          -------------       -------------
       ASSETS

Current Assets:
 Cash & Cash Equivalents                     $  421,008       $  327,198
 Investments, at market                          10,813           45,113
 Inventories                                  1,391,835        1,393,925
 Prepaid Expenses & Other Current Assets        125,935           95,503
                                             -----------      -----------

   Total Current Assets                       1,949,591        1,861,739

Property and Equipment, net                   1,041,886          977,727

Trademarks, net                                  94,700          104,900

Deferral Offering Costs                          88,239

Other Assets                                    103,506           92,428
                                             -----------      -----------

    Total Assets                             $3,277,922       $3,036,794
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
                                            ============     ============

                          PREMIER CONCEPTS, INC.
                          STATEMENT OF OPERATIONS
           FOR THE PERIOD ENDED JULY 28, 1996 AND JULY 30, 1995
                                (UNAUDITED)
                                     Three Months Ended  Three Months Ended
                                        July 28, 1996       July 30, 1995

                                     ------------------   -----------------
Revenues:

 Retail Sales                          $2,070,988          $2,100,584
 Wholesale Sales                           12,911              16,677
                                      ------------        ------------
   Total Revenues                       2,083,899           2,117,261
Cost of Goods Sold                        609,155             634,847
                                      ------------        ------------
   Gross Margin                         1,474,744           1,482,414

Operating Expenses:
 Selling, General & Administrative      1,438,698           1,467,938
 Depreciation & Amortization               75,031              75,937
                                      ------------        ------------
   Total Operating Expenses             1,513,729           1,543,875
                                      ------------        ------------
Operating Profit (Loss)                   (38,985)            (61,461)
 Other Income (Expenses):
   Interest, net                          (25,261)            (34,059)
   Increase (Decrease) in Fair Value
    -- Tradeable Securities               (27,043)           (133,197)
   Loss Provision on Guarantee                 --             (31,000)
   Provision for store closures                --              92,000
   Store Closing Expenses                      --             (93,419)
   Other                                   10,965              46,859
                                      ------------        ------------
 Other, net                               (41,339)           (152,816)

Loss Before Income Tax Benefit and
  Discontinued Operation                  (80,324)           (214,277)
 Income Tax Benefit                         5,000                  --
                                      ------------        ------------
Income (Loss) Before
 Discontinued Operation                   (75,324)           (214,277)

Income from Discontinued Operation          6,600                  --
                                      ------------        ------------
Net Income (Loss)                      $  (68,724)         $ (214,277)
                                      ============        ============
Net Income (Loss) Available to
Common Shareholders                    $  (71,724)         $ (214,277)
                                      ============        ============
Net Income (Loss) Per Share
 Before Discontinued Operation     $        (0.02)       $      (0.10)
 Discontinued Operations                      --                   --
 Dividends Applicable to
Preferred Stock                               --                   --
                                      ------------        ------------
    Net Income (Loss) Per Share       $     (0.02)        $     (0.10)
                                      ============        ============
Weighted Average Shares Outstanding     3,744,695           2,175,160
                                      ============        ============

                          PREMIER CONCEPTS, INC.
                          STATEMENT OF OPERATIONS
           FOR THE PERIOD ENDED JULY 28, 1996 AND JULY 30, 1995
                                      Six Months Ended    Six Months Ended
                                        July 28, 1996       July 30, 1995

                                     ------------------   -----------------
Revenues:

 Retail Sales                          $3,940,997          $4,098,221
 Wholesale Sales                           16,455              41,108
                                      ------------        ------------
   Total Revenues                       3,957,452           4,139,329
Cost of Goods Sold                      1,179,665           1,326,517
                                      ------------        ------------
   Gross Margin                         2,777,787           2,812,812

Operating Expenses:
 Selling, General & Administrative      2,850,805           2,971,550
 Provision for store closures                  --               1,419
 Depreciation & Amortization              140,314             170,511
                                      ------------        ------------
   Total Operating Expenses             2,991,119           3,143,480
                                      ------------        ------------
Operating Profit (Loss)                  (213,332)           (330,668)
 Other Income (Expenses):
   Interest, net                          (54,422)            (65,858)
   Increase (Decrease) in Fair Value
    -- Tradeable Securities                16,264            (145,876)
   Reduction of Accounts Payable
   Other                                   29,249              90,381
                                      ------------        ------------
 Other, net                                (8,909)           (121,353)

Loss Before Income Tax Benefit and
  Discontinued Operation                 (222,241)           (452,021)
 Income Tax Benefit                        10,000              55,000
                                      ------------        ------------
Income (Loss) Before
Discontinued Operation                   (212,241)           (397,021)

Income from Discontinued Operation         16,177              90,390
                                      ------------        ------------
Net Income (Loss)                     $  (196,064)        $  (306,631)
                                      ============        ============
Net Income (Loss) Available to
Common Shareholders                   $  (199,064)        $  (306,631)
                                      ============        ============
Net Profit (Loss) Per Share
 Before Discontinued Operation     $        (0.06)       $      (0.18)
 Discontinued Operations                      .01                 .04
 Dividends Applicable to
  Preferred Stock                              --                  --
                                      ------------        ------------
    Net Profit (Loss) Per Share       $    (0.05)         $     (0.14)
                                      ============        ============
Weighted Average Shares Outstanding     3,744,745           2,172,949
                                      ============        ============

                                          PREMIER CONCEPTS, INC.
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE PERIOD FROM JANUARY 28, 1996 THROUGH JULY 28, 1996

                      Preferred Stock           Common Stock      Additional
                   --------------------      ------------------
                                                                    Paid-In      Accumulated

                    Shares      Amount       Shares    Amount       Capital       (Deficit)       Total
                    ------      ------       ------    ------       -------       ---------       -----

Balances,
 January 28, 1996        --         --     3,744,695   $1,498    $2,756,737    $(1,716,031)$(1,042,204)

Preferred stock issued
 for cash                 416,670     41,667          --       --       183,333             -- 225,500

Net Loss
 Through July 28,
 1996                     --         --           --       --            --       (196,064)    (196,064)
                     --------   --------    ---------  ------    -----------  --------------------------
Balances, July 28,
 1996                 416,670     41,667    3,744,695  $1,498     $2,940,070   $(1,912,095)$ (1,071,140)
                     ========   ========   ==========  ======     ==========   =========================

                          PREMIER CONCEPTS, INC.
                          STATEMENT OF CASH FLOWS
           FOR THE PERIODS ENDED JULY 28, 1996 AND JULY 30, 1995

                                      Six Months Ended    Six Months Ended
                                        July 28, 1996       July 30, 1995

                                     ------------------   -----------------
Cash Flows From Operating Activities:
 Net income (loss)                       $(196,064)          $(306,631)
 Adjustments to reconcile net income
   (loss) to net cash from operating
  activities:
 Stock for services                             --                  --
 Reduction of account payable-
  Discontinued Operations                  (26,177)           (145,390)
 Provision for store closure                    --              (1,419)
 Depreciation and amortization              140,314            170,511
 (Gain) loss on marketable securities      (16,264)            145,876
 Other, net                                (11,078)             (9,165)

 Changes in operating assets and liabilities:
 (Increase) decrease in:
   Inventories                               2,090              20,765
   Other assets                            (30,432)            (14,590)
 Increase (decrease) in:
   Accounts payable and accrued
    liabilities                            362,896             411,355
   Other liabilities                        31,226             (97,358)
                                         ----------          ----------

   Net cash provided by operating
    activities                             256,511             173,594

Cash Flows From Investing Activities:
 Capital expenditures for property
   and equipment                          (194,273)             (2,810)
 Cash balances of businesses acquired           --                  --
 Proceeds from sale of investments          50,564              96,612
Purchase of investments                         --                  --
                                         ----------          ----------
   Net cash provided by (used in)
    investing activities                  (143,709)             93,802

Cash Flows From Financing Activities:
 Deferred Offering Costs                   (88,239)                 --
 Proceeds from issuance of
  Preferred Stock                          255,000                  --
 Proceeds from issuance of common stock         --              141,625
 Proceeds from issuance of notes payable        --                  --
 Payments on notes payable                (155,753)           (380,567)
                                         ----------          ----------
   Net cash used by financing activities    (18,992)          (238,942)
                                         ----------          ----------
Increase (Decrease) in Cash                 93,810              28,814

Cash & Cash Equivalents,
  beginning of period                       327,198            171,164
                                         ----------          ----------
Cash & Cash Equivalents,
  end of period                         $   421,008         $  199,978
                                         ==========          ==========
Supplemental Schedule of Cash Flow Information:
 Cash paid for interest                 $    60,479         $    66,717
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

RETAIL FISCAL YEAR

     The method of financial reporting is a fifty-two to fifty-three (52-
53) week fiscal year ending on the last Sunday in January of each year. Likewise, reporting quarters end on the Sunday closest to the calendar end of April, July and October. Each reporting quarter contains 13 weeks of operations.

LIQUIDITY AND CAPITAL RESOURCES


     Approximately 20% of the Company's business is generated during the Christmas holiday season. The Company's cash position will therefore be the highest at the end of December as compared to any other month of the year, and tends to decrease during the first and second quarter. On June 24, 1996, the Company successfully completed a bridge financing in which it sold an aggregate of 416,670 (pre-split) shares of Series A Convertible Preferred Stock and 208,335 (pre-split) Class B Warrants, realizing net proceeds of $225,000. As a result, the Company's cash position increased from $93,810 from $327,198 at January 28, 1996 to $421,008 at July 28,
1996. The Company's net accounts payable and other accrued liabilities increased approximately $362,000 during the six months ended July 28, 1996. These funds and increases in accounts payable and other accrual liabilities have been largely used to finance the store remodels that were completed during the first six months of fiscal 1997, to purchase fixtures and equipment, to finance offering costs and net losses and to reduce notes payable.


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


     Therefore, property and equipment, net of $126,454 in depreciation, increased $64,159 from $977,727 at January 28, 1996, to $1,041,866 at July
28, 1996. At January 28, 1996, the Company's trademark assets were $104,900, net of accumulated amortization, which represented the goodwill associated with the Impostors trademark and other intellectual property acquired as part of the purchase of the Impostors' assets in February, 1994. The Company's trademark asset is being amortized over a 10 year period, and had an amortized book value of $94,700 at July 28, 1996.

     The Company has incurred costs in connection with its proposed public financing of $88,239 which primarily represent professional services, printing and other administrative costs. It is estimated that the total costs to complete the offering will approximate $250,000 which will be offset against the proceeds from the financing.

     As of July 28, 1996, the Company had a total outstanding liabilities of $2,206,782 compared to $1,994,590 at January 28, 1996, representing an increase of $212,192 which was due to an increase in current liabilities of $227,398, from $1,178,567 at January 28, 1996 to $1,405,965 at July 28,
1996. This increase was primarily the result of an increase in net accounts payable and other accrued liabilities of approximately $362,000 which was used to help finance offering costs, store remodelings and net losses from operations and to reduce notes payable. Also, management continued its efforts to purchase larger quantities of inventories to maintain favorable inventory costs and to maintain inventory levels to accommodate the opening of Park Meadows. As a result of the foregoing, working capital decreased by $139,546, from $683,172 at January 28, 1996 to $543,626 at July 28, 1996.


     The amount borrowed from related parties was $64,420 at July 28, 1996 which reflects a reduction of $34,459, from the January 28, 1996 figure of $98,879. During the six month period, the Company also reduced other short and long term notes by $121,294, which resulted in other notes payable of $1,017,742 as of July 28, 1996 compared to $1,138,766 at January 28, 1996. As of July 28, 1996, the Company was in arrears in the payment of two notes totalling, in the aggregate, approximately $120,000. Management has been in discussions with the two noteholders and plans to retire these two notes with the proceeds of its proposed public financing.


     The largest portion of the Company's long-term debt is comprised of a $635,000 promissory note, which note carries interest at the rate of 10% per annum and is payable in monthly interest payments of approximately $5,300 and is due February 22, 1998. The note is secured by the Company's inventory and cash. The remainder of the Company's long-term notes of $713,432 represents liabilities that the Company assumed as part of the of the Impostors acquisition in February, 1994.

     As a result of the Company's net loss for the six months of $196,064, accumulated deficit increased from $1,716,031 at January 28, 1996 to a deficit of $1,912,095 at July 28, 1996. However, due to the Company realizing $225,000, from the Bridge Offering in July, 1996, stockholders' equity increased in the six months from $1,042,204 at January 28, 1996 to $1,071,140 at July 28, 1996.


     Net cash provided by operating activities for the period ended July 28, 1996 was $256,511, compared to $173,594 for the six months ended July 30, 1995. The improvement was principally due to lower overhead costs and a resulting reduction in the operating loss for the period.


     The primary changes in cash flow generated by operations in the six month periods ended July 30, 1995 and July 28, 1996, reflects the net increase in accounts payable and other accrued liabilities of $411,355 and $362,896 for the two periods respectively.


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

     As discussed above, the Company opened its 27th retail location in Denver, Colorado, on August 30, 1996. In addition, the Company has executed a lease to open a new location at the Rio Hotel & Casinos' retail expansion which is scheduled to open in February, 1997. Several other real estate sites are currently being evaluated, and the Company expects to execute a minimum of five additional leases to open new retail stores within its current fiscal quarter. Depending on location and size, the opening of a new retail location represents an aggregate capital commitment of approximately $100,000-$200,000 which includes leasehold improvements, furniture,fixture, equipment and inventory.


     Rather than to retire long-term debt, the Company intends to use the proceeds from its proposed secondary financing to fund the growth of its retail chain and take advantage of other distribution opportunities such as direct mail, home shopping and internet distribution. However, since the Company's ability to achieve profitability in the future depends, to a large extent, upon realizing economies from expansion without proportionate increases in general and administrative expenses, the majority of the proceeds from the financing will be utilized to expand the number of stores to 37 within the next 12 months. Initial expansion plans have been concentrated on the states of Florida, New Jersey, Illinois, Massachusetts, New York and Nevada.

     The Company believes the proceeds from the proposed public offering, along with cash flow generated by operations will be sufficient to meet the Company's capital needs over the next 12 months. However, if the Company is unsuccessful in securing the contemplated financing, its ability to pursue additional opportunities for distribution and retail store expansion will be significantly impaired and the results of operations for future periods may be adversely affected.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage relationship between selected items in the Consolidated Statements of Operations to net sales:


                                    Six Months               Six Months
                                       Ended                    Ended
                                   July 30, 1995            July 28, 1996
                                   -------------            -------------

Revenues                       $4,139,329     100%     $3,957,452       100%

Cost of goods sold              1,326,517    32.0%      1,179,665      29.8%

Gross Margin                    2,812,812    68.0%      2,777,787      70.2%

Operating Expenses              3,143,480    75.9%      2,991,119      75.6%

Operating loss                  (330,668)   (8.0%)      (213,332)     (5.4%)

Other Income                    (121,353)   (2.9%)        (8,909)     (0.2%)
(expenses), net

Income (loss) before            (397,631)   (7.4%)      (212,241)     (5.4%)
discontinued operation

Net Income (loss)               (306,631)   (7.4%)      (199,064)     (5.0%)
available to common
shareholders

Net Income (loss)                   (.71)                   (.27)
per common share



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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 28, 1996 COMPARED TO SIX MONTHS ENDED JULY 30, 1995


     Revenues for the period ended July 30, 1995 were $4,139,329 which reflects revenues from 29 retail locations. The Company's total revenues for the six months ended July 28, 1996 were $3,957,452 a decrease of $181,877 which reflects a reduction in the number of retail locations from 29 in the six month period ended July 30, 1995 to 26 in the period ended July 28, 1996. Comparable same store sales (24 stores) were $3,731,821 for the six months ended July 28, 1996 compared to $3,644,764 for the same period in 1995, an increase of 2.4%. Management's attributes this increase to a continued improvement in the Company's merchandise assortment and strategy, which included the introduction of a genuine sterling silver line of products in May, 1996.

     Although management expects that same store sales may increase marginally in the future, it is anticipated that any material future increase will depend upon expanding the number of stores. The Company expects that over the next twelve months these store expansions will not require a proportionate increase in corporate overhead.






     For the six months ended July 28, 1996, cost of goods sold was $1,179,665 and the gross margin was $2,777,787, or approximately 70%. For the six months ended July 28, 1995, cost of goods sold was $1,326,517 and the gross margin was $2,812,812 or approximately 68%. The Company attributes the improvement in gross margin percentage to less sales discounting and advantageous buying opportunities and quantity discounts to reduce merchandise costs.


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


     Income from discontinued operations, net of income tax benefit, was $16,177 and $90,390 for the six months ended July 30, 1995. The income from discontinued operations reflects negotiated settlements with creditors relating to the Company's previous gaming operations.

     Based on the foregoing, the Company reported a net loss available to common shareholders for the six months ended July 28, 1996 of $199,064, which translates to a net loss per share, after income from discontinued operations, of $0.05 based on 3,744,695 weighted average shares outstanding. This compares with a reported net loss available to common shareholders for the six months ended July 30, 1995 of $306,631 or $0.14 per common share, based on 2,175,160 weighted average shares outstanding as of that date. Future profitability will depend upon achieving the economies from expanding the number of stores previously discussed.


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


                              PREMIER CONCEPTS, INC.



Dated:   September 5, 1996         By:   /s/ Sissel Greenberg
         ----------------------          ----------------------------------
                                         Sissel Greenberg, President



Dated:   September 5, 1996         By:   /s/ Todd Huss
         ----------------------          ---------------------------------
                                         Todd Huss, Chief Financial
                                         Advisor, Principal Accounting
                                         Officer