Form 10QSB/A
period 1996-07-28
PREMIER CONCEPTS INC /CO/
filed 1996-09-16
CIK 879206

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

                                   INDEX

                                                         Page
                                                         ----

PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements                                 3

            Balance Sheet as of July 28, 1996 and
            January 28, 1996                                     4

            Statement of Operations for the Three Months
            Ended July 28, 1996 and Three Months Ended
            July 30, 1995                                        5

            Statement of Operations for the Six Months
            Ended July 28, 1996 and Six Months Ended
            July 30, 1995                                        6

            Statement of Changes in Stockholders' Equity for
            the Six Months Ended July 28, 1996                   7

            Statement of Cash Flows for the Six Months Ended
            July 28, 1996 and Six Months Ended July 30, 1995     8

            Notes to Consolidated Financial Statements           9

    Item 2. Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                10

            Liquidity and Capital Resources                     10

            Results of Operations                               10

PART II.    OTHER INFORMATION                                   13

    Item 1. Legal Proceedings                                   20
    Item 2. Changes in Securities                               20
    Item 3. Defaults Upon Senior Securities                     20
    Item 4. Submission of Matters to a Vote of
            Security Holders                                    21
    Item 5. Other Information                                   21
    Item 6. Exhibits and Reports on Form 8-K                    21

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

                          PREMIER CONCEPTS, INC.
                               BALANCE SHEET
                 AS OF JULY 28, 1996 AND JANUARY 28, 1996

                                         July 28, 1996        January 28,
1996
                                         -------------       -------------
       ASSETS
       ------
Current Assets:
 Cash & Cash Equivalents                    $  421,008       $  327,198
 Investments, at market                         10,813           45,113
 Inventories                                 1,391,835        1,393,925
 Prepaid Expenses & Other Current Assets       125,935           95,503
                                            -----------      -----------

   Total Current Assets                      1,949,591        1,861,739

Property and Equipment, net                  1,041,886          977,727

Trademarks, net                                 94,700          104,900

Deferral Offering Costs                         88,239

Other Assets                                   103,506           92,428
                                            -----------      -----------

    Total Assets                            $3,277,922       $3,036,794
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

     The Company has incurred costs in connection with its proposed public financing of $88,239 which primarily represent professional services, printing and other administrative costs. It is estimated that the total costs to complete the offering will approximate $300,000 which will be offset against the proceeds from the financing.

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

       None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

       None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the quarter ended July 28, 1996.

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


                         PREMIER CONCEPTS, INC.



Dated:   September 16, 1996             By:  /s/ Sissel Greenberg
       ----------------------          ----------------------------------
                                        Sissel Greenberg, President



Dated:   September 16, 1996             By:  /s/ Todd Huss
       ----------------------           ---------------------------------
                                        Todd Huss, Chief Financial
                                        Advisor, Principal Accounting
                                        Officer