Form 10QSB
period 1996-10-27
PREMIER CONCEPTS INC /CO/
filed 1996-12-16
CIK 879206

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 27, 1996

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
            For the transition period from __________ to __________

                        Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
                            ----------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                        84-1186026
-----------------------                       ----------------------------
(State or other jurisdiction                  (IRS Employer Identification
of incorporation or organization)                         Number)

          3033 South Parker Road, Suite 120, Aurora, Colorado  80014
          ----------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

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

As of December 11, 1996, the Registrant had 3,744,695 shares of its $.0004 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [ X ]

                                     INDEX

                                                                         PAGE
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements                                      3

                 Balance Sheet as of October 27, 1996 and
                 January 28, 1996                                          4

                 Statement of Operations for the Three Months
                 Ended October 27, 1996 and Three Months Ended
                 October 29, 1995                                          5


                 Statement of Operations for the Nine Months
                 Ended October 27, 1996 and Nine Months Ended
                 October 29, 1995                                          6

                 Statement of Changes in Stockholders' Equity for
                 the Nine Months Ended October 27, 1996                    7

                 Statement of Cash Flows for the Nine Months Ended
                 October 27, 1996 and Nine Months Ended October 29, 1995   8

                 Notes to Consolidated Financial Statements                9

        Item 2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                     10

                 Liquidity and Capital Resources                          10

                 Results of Operations                                    12

PART II.         OTHER INFORMATION                                        17

        Item 1.  Legal Proceedings                                        17

        Item 2.  Changes in Securities                                    17

        Item 3.  Defaults Upon Senior Securities                          17

        Item 4.  Submission of Matters to a Vote of Security Holders      17

        Item 5.  Other Information                                        18

        Item 6.  Exhibits and Reports on Form 8-K                         18

/TABLE

                        PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

        The Company's method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet at October 27, 1996, Statement of Operations for the Three and Nine Months Ended October 27, 1996 and the Three and Nine Months Ended October 29, 1995, Statement of Changes in Stockholders' Equity for the Period from January 29, 1996, through October 27, 1996, and Statement of Cash Flows for the Nine Months Ended October 27, 1996 and
October 29, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 28, 1996 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended January 28, 1996.

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                  AS OF OCTOBER 27, 1996 AND JANUARY 28, 1996

                                            OCTOBER 27, 1996  JANUARY 28, 1996
                                               (UNAUDITED)        (AUDITED)
                                             ---------------  ----------------
ASSETS
------
Current Assets:
 Cash & Cash Equivalents                       $    47,619      $    327,198
 Investments, at market                              7,006            45,113
 Inventories                                     1,588,254         1,393,925
 Prepaid Expenses & Other Current Assets           239,303            95,503
                                               ------------     -------------
   Total Current Assets                          1,882,182         1,861,739

Property and Equipment, net                      1,180,215           977,727

Trademarks, net                                     90,933           104,900

Deferred Offering Costs                            211,542

Other Assets                                       104,507            92,428
                                               ------------     -------------
    Total Assets                               $ 3,469,379       $ 3,036,794
                                               ===========       ===========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
  Notes Payable and Current Portion
  of Long Term Debt:
      Related Parties                       $    64,420          $    98,879
      Other                                     282,762              378,902
  Accounts Payable                            1,006,839              291,905
  Other Accrued Liabilities                     174,024              408,881
                                            ------------        -------------
    Total Current Liabilities                 1,528,045            1,178,567
Long-Term Debt, Less Current Portion            691,104              759,864
Other Liabilities                                91,522               56,159
                                            ------------        -------------
      Total Liabilities                       2,310,671            1,994,590
                                            ------------        -------------
Shareholders' Equity:
  Preferred Stock, $.10 par value,
    20,000,000 shares authorized;
    416,670 issued and outstanding
    at July 28, 1996                             41,667                   --
  Common Stock, $.002 par value;
    850,000,000 shares authorized;
    3,744,695 shares issued and
    outstanding                                   1,498                1,498
  Additional Paid-in Capital                  2,940,070            2,756,737
  Accumulated Deficit                        (1,824,527)          (1,716,031)
                                            ------------        -------------
  Total Stockholders' Equity                  1,158,708            1,042,204
                                            ------------        -------------
      Total Liabilities & Equity            $ 3,469,379          $ 3,036,794
                                            ===========          ===========
/TABLE

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                                  (UNAUDITED)

                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                        OCTOBER 28, 1996     OCTOBER 29, 1995
                                       ------------------   ------------------
Retail Sales                               $ 2,314,523          $ 2,090,648
Wholesale Sales                                 15,935                1,273
                                           ------------        -------------
    Total Revenues                           2,330,458            2,091,921
Cost of Goods Sold                             668,321              623,948
                                           ------------        -------------
    Gross Margin                             1,662,137             1,467,973

Operating Expenses:
  Selling, General & Administrative          1,515,085             1,481,614
  Provision for Store Closures                     --                (9,526)
  Depreciation & Amortization                   72,016               82,481
                                           ------------        -------------
    Total Operating Expenses                 1,587,101            1,554,569
                                           ------------        -------------
Operating Profit (Loss)                         75,036              (86,596)

Other Income (Expenses):
    Interest, net                              (24,928)             (32,110)
    Increase (Decrease) in Fair
      Value -- Tradeable Securities             (3,806)              (4,595)
    Other                                       41,268              (1,626)
                                           ------------        -------------
  Other, net                                    12,534              (38,331)

Profit (Loss) Before Income Tax
  Benefit and Discontinued Operation            87,570             (124,927)

  Income Tax Benefit                               --                54,000
                                           ------------        -------------
Profit (Loss) Before Discontinued
  Operation                                     87,570              (70,927)

Income from Discontinued Operation                 --                87,440
                                           ------------        -------------
Net Income                                 $    87,570          $    16,513
                                           ===========          ===========
Net Income Available to Common
  Shareholders                             $    82,570          $    16,513
                                           ===========          ===========
Net Income (Loss) Per Share
  Before Discontinued Operation           $       0.02         $      (0.02)
  Discontinued Operations                          --                  0.02
    Dividends Applicable to
      Preferred Stock                             0.00                  --
                                           ------------        -------------
      Net Income (Loss) Per Share          $      0.02          $     (0.00)
                                           ===========          ============
Weighted Average Shares Outstanding          4,093,445            3,079,799
                                             =========            =========

/TABLE

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
        FOR THE NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                                  (UNAUDITED)

                                        NINE MONTHS ENDED    NINE MONTHS ENDED
                                        OCTOBER 28, 1996     OCTOBER 29, 1995
                                       ------------------   ------------------
Retail Sales                                $6,263,960           $6,188,869
Wholesale Sales                                 23,950               42,381
                                           ------------        -------------
    Total Revenues                           6,287,910            6,231,250
Cost of Goods Sold                           1,847,986            1,950,465
                                           ------------        -------------
    Gross Margin                             4,439,924            4,280,785

Operating Expenses:
  Selling, General & Administrative          4,365,891            4,453,164
  Provision for store closures                     --                (8,107)
  Depreciation & Amortization                  212,330              252,992
                                           ------------        -------------
    Total Operating Expenses                 4,578,221            4,698,049
                                           ------------        -------------
Operating Loss                                (138,297)            (417,264)

Other Income (Expenses):
    Interest, net                              (79,350)             (97,968)
    Increase (Decrease) in Fair
      Value --  Tradeable Securities            12,458             (150,471)
    Other                                       70,517               88,755
                                           ------------        -------------
  Other, net                                     3,624             (159,684)

Loss Before Income Tax Benefit and
  Discontinued Operation                      (134,673)            (576,948)

    Income Tax Benefit                          10,000              109,000
                                           ------------        -------------
Loss Before Discontinued Operation            (124,673)            (467,948)

Income from Discontinued Operation              16,177              177,830
                                           ------------        -------------
Net Loss                                   $  (108,496)          $ (290,118)
                                           ============          ===========
Net Loss Available to Common
  Shareholders                             $  (116,496)          $ (290,118)
                                           ============          ===========
Net Profit (Loss) Per Share
  Before Discontinued Operation          $       (0.03)       $       (0.21)
  Discontinued Operations                          .00                  .08
  Dividends Applicable to Preferred
    Stock                                           --                   --
                                           ------------        -------------
      Net Profit (Loss) Per Share          $     (0.03)        $      (0.13)
                                           ============        =============
Weighted Average Shares Outstanding           3,744,695            2,274,257
                                              =========            =========
/TABLE

                                           PREMIER CONCEPTS, INC.
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE PERIOD FROM JANUARY 28, 1996 THROUGH OCTOBER 27, 1996
                                                  (UNAUDITED)


                            Common Stock          Preferred Stock     Additional
                         -------------------    ------------------------Paid-In     Accumulated
                         Shares      Amount     Shares      Amount      Capital      (Deficit)       Total
                         -------     ------    ---------    ------    ----------   ------------   -----------
Balances,
 January 28, 1996           --         --      3,744,695    $1,498   $2,756,737    $(1,716,031)   $1,042,204

Preferred stock
 issued for cash         416,670     41,667          --         --      183,333            --        225,000

Net Loss Through
 October 27, 1996           --         --            --         --           --       (108,496)     (108,496)
                         -------     ------     ---------   ------    ----------   ------------   -----------
Balances,
 October 27, 1996        416,670     41,667     3,744,695   $1,498    $2,940,070   $(1,824,527)   $1,158,708
                         =======     ======     =========   ======    ==========   ============   ==========
/TABLE

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                                  (UNAUDITED)

                                          NINE MONTHS ENDED   NINE MONTHS ENDED
                                          OCTOBER 27, 1996    OCTOBER 29, 1995
                                          -----------------   -----------------
Cash Flows From Operating Activities:
 Net income (loss)                             $(108,496)         $(290,118)
 Adjustments to reconcile net income
   (loss) to net cash from operating
   activities:
     Gain on restructuring of debt               (14,250)               --
     Provision for store closure                                     (8,107)
     Discontinued operations                     (26,177)          (286,330)
     Depreciation and amortization               212,330            252,992
     (Gain) loss on marketable securities        (12,458)           150,471
     Other, net                                  (12,079)             6,022
 Changes in operating assets and liabilities:
   (Increase) decrease in:
     Inventories                                (194,329)          (330,066)
     Other assets                               (143,800)           (34,003)
   Increase (decrease) in:
     Accounts payable and accrued liabilities    506,254            515,607
     Other liabilities                            35,363            (90,320)
                                             ------------      -------------
     Net cash provided (used) by operating
       activities                                242,358           (113,852)

Cash Flows From Investing Activities:
 Proceeds from sale of investments                50,564            150,058
 Capital expenditures for property and
   equipment                                    (400,851)           (11,445)
                                             ------------      -------------
 Net cash provided by (used in)
   investing activities                         (350,287)           138,613

Cash Flows From Financing Activities:
 Deferred offering costs                        (211,542)               --
 Proceeds from issuance of preferred stock       225,000                --
 Proceeds from issuance of common stock              --             156,625
 Proceeds from issuance of notes payable             --             100,000
 Payments on notes payable                      (185,108)          (313,791)
                                             ------------      -------------
     Net cash used by financing activities      (171,650)           (57,166)
                                             ------------      -------------
Decrease in Cash                                (279,579)           (32,405)

Cash & Cash Equivalents, beginning of period     327,198            171,164
                                             ------------      -------------
Cash & Cash Equivalents, end of period       $    47,619       $    138,759
                                             ===========       ============
Supplemental Schedule of Cash Flow
 Information:
   Cash paid for interest                    $    86,073       $     98,807
                                             ===========       ============
/TABLE

                            PREMIER CONCEPTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 27, 1996
                                  (Unaudited)


COMMITMENTS AND CONTINGENCIES
-----------------------------
     LITIGATION
     ----------
     The Company is subject to legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon the Company's financial position or results of operations. (See PART II. OTHER INFORMATION--Item 1. Legal Proceedings.)


SEASONALITY AND QUARTERLY FLUCTUATIONS
--------------------------------------
     The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. However, the Company recorded a net profit in the third quarter in the amount of $87,570, and combined with net losses in the first two quarters, the Company has generated a net loss during the nine months ended October 27, 1996 of $(108,496).

     The Company historically realizes approximately twenty percent (20%) of its revenues during December as a result of the Christmas season. If the Company's sales are substantially below seasonal expectations during December, the Company's annual results will be adversely affected.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
     In March 1996, the Financial Accounting Standards Board issued a statement entitled "Accounting for Impairment of Long-Lived Assets." In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recover ability would be performed. If an evaluation is required, the estimated future in discounted cash flows associated with the asset would be compared to asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the unaudited October 27, 1996, financial statements.

STOCK-BASED COMPENSATION
------------------------
     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

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


RETAIL FISCAL YEAR
------------------

     The method of financial reporting is a fifty-two to fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. Likewise, reporting quarters end on the Sunday closest to the calendar end of April, July and October. Each reporting quarter contains 13 weeks of operations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Approximately 20% of the Company's business is generated during the Christmas holiday season. The Company's cash position will therefore be the highest at the end of December as compared to any other month of the year, and tends to decrease during the first, second, and third quarters of the fiscal year. On June 24, 1996, the Company successfully completed a bridge financing in which it sold an aggregate of 416,670 shares of Series A Convertible Preferred Stock and 208,335 Class B Warrants, realizing net proceeds of $225,000. These proceeds were primarily used to finance the remodeling projects for the St. Louis and Tucson locations, to partially finance the completion of a new store in the Park Meadows Mall in Denver, Colorado, and to purchase various fixtures and equipment associated with improvements for other existing locations. The Company's net accounts payable and other accrued liabilities increased approximately $542,000 during the nine months ended October 27, 1996. The bridge financing funds and increases in accounts payable have been largely used to finance new store construction and existing store remodels that were completed during the first nine months of fiscal 1997, to purchase fixtures and equipment, to finance increases in inventories for the Christmas holiday season and anticipated new store openings in the fourth quarter, to finance offering costs, net losses, and to reduce notes payable. As a result, the Company's cash position decreased by $279,579 from $327,198 at January 28, 1996 to $47,619 at October 27, 1996.

     During the first nine months of fiscal 1997, the Company continued its efforts to liquidate its common stock position in Global Casinos, Inc. Therefore, marketable securities decreased from $45,113 at January 28, 1996 to $7,006 at October 27, 1996. Management intends to liquidate its remaining securities holdings as allowed by the general market conditions.

     During the nine months ended October 27, 1996, the Company invested $400,851 in leasehold improvements, furniture and equipment. Approximately $354,000 of this investment represents leasehold improvements, furniture and fixtures in connection with the remodels and investments in the locations in San Mateo, California, St. Louis, Missouri, Tucson, Arizona, Bellevue, Washington, and Denver, Colorado, as well as minor improvements and maintenance of other existing locations. The balance of approximately $47,000 represents investments in corporate office improvements and purchases of furniture and equipment in connection with the relocation of the corporate office in January, 1996.

     Therefore, property and equipment, net of $783,520 in accumulated depreciation, increased $202,488 from $977,727 at January 28, 1996, to $1,180,215 at October 27, 1996. At January 28, 1996, the Company's trademark assets were $104,900, net of accumulated amortization, which represented the goodwill associated with the Impostors trademark and other intellectual property acquired as part of the purchase of the Impostors' assets in February, 1994. The Company's trademark asset is being amortized over a 10 year period, and had an amortized book value of $90,933 at October 27, 1996.

     The Company has incurred costs in connection with its proposed public financing of $211,542 which primarily represent professional services, printing and other administrative costs. It is estimated that the total costs to complete the offering will approximate $375,000 which will be offset against the proceeds from the financing when it is completed. However, the offering has been delayed and, while the Company plans to complete it in the fourth quarter, there can be no assurance that the financing will, in fact, be successfully consummated in that period.

     As of October 27, 1996, the Company had total outstanding liabilities of $2,310,671 compared to $1,994,590 at January 28, 1996, representing an increase of $316,081 which was due to an increase in current liabilities of $349,478, from $1,178,567 at January 28, 1996 to $1,528,045 at October 27, 1996. This
increase was primarily the result of an increase in net accounts payable of approximately $715,000 which was used to help finance offering costs, store remodelings and net losses from operations and to reduce notes payable. Also, management continued its efforts to purchase larger quantities of inventories to maintain favorable inventory costs and to increase inventory levels to accommodate the opening of Park Meadows, and the new store openings which occurred in the months of November and December, and the normal inventory build-up for the Christmas holiday season. As a result of the foregoing, working capital decreased by $329,035, from $683,172 at January 28, 1996 to $354,137 at October 27, 1996.

     The amount borrowed from related parties was $64,420 at October 27, 1996 which reflects a reduction of $34,459, from the January 28, 1996 figure of $98,879. During the nine month period, the Company also reduced other short and long term notes by $164,900, which resulted in other notes payable of $973,866 as of October 27, 1996 compared to $1,138,766 at January 28, 1996. As of October 27, 1996, the Company was in arrears in the payment of two notes totalling, in the aggregate, approximately $150,000. Management has been in discussions with the two noteholders and plans to retire these two notes with the proceeds from its proposed public financing.

     The largest portion of the Company's long-term debt is comprised of a $635,000 promissory note, which note carries interest at the rate of 10% per annum and is payable in monthly interest payments of approximately $5,300 and is due February 22, 1998. The note is secured by the Company's assets. The remainder of the Company's long-term notes of $56,104, plus the current portion of $84,897, represent liabilities that the Company assumed as part of the of the Impostors acquisition in February, 1994.

     As a result of the Company's net loss for the nine months of $108,496, the accumulated deficit increased from $1,716,031 at January 28, 1996 to a deficit of $1,824,527 at October 27, 1996. However, due to the Company realizing $225,000 from the Bridge Offering in June, 1996, stockholders' equity increased in the nine months from $1,042,204 at January 28, 1996 to $1,158,708 at October 27, 1996.

     Net cash provided by operating activities for the period ended October 27, 1996 was $242,358, compared to net cash used by operating activities of $(113,852) for the nine months ended October 29, 1995. The primary changes in cash flow generated by operations in the nine month periods ended October 27, 1996, and October 29, 1995 reflects the increase in accounts payable and other accrued liabilities of $506,254 and $515,607 for the two periods respectively. The improvement in cash generated by operations was principally due to lower overhead costs and a resulting reduction in the operating loss for the period, and the Company's reduced position of investments in securities holdings.

     During the nine months ended October 27, 1996, the Company invested $400,851 in capital equipment, which reflects the investments in leasehold improvements, furniture and equipment discussed above. During the period, management continued its efforts to sell its holdings of Global Casinos common stock, which resulted in proceeds of $50,564.

     Net cash used in financing activities for the nine months ended
October 27, 1996 and October 29, 1995 was $171,650 and $57,166 respectively. The majority of the change was the result of reduced payments on notes payable in 1996 as compared to 1995 in the amount of $128,683, and $211,542 of deferred offering costs incurred in connection with the proposed public financing discussed above.

     The foregoing resulted in a decrease in the Company's cash position of $91,140, from $138,759 at October 29, 1995 to $47,619 at October 27, 1996.

     At January 28, 1996, the Company had a net operating loss carryforward for federal tax purposes of approximately $680,000 that may be utilized to offset future profits.

     As mentioned above, during the months of August, September, October, November and December, the Company opened six additional retail locations. These locations are at the Park Meadows Mall in Denver, Colorado, the Coastland Center in Naples, Florida, Sawgrass Mills in Sunrise, Florida, Bayside Marketplace in Miami, Florida, Menlo Park in Edison, New Jersey, and Garden State Plaza in Paramus, New Jersey. In addition, the Company has executed six additional leases to open new locations in the first quarter of fiscal 1998. These stores will be located in Miami, Florida, Orange County, California, two locations in Ft. Lauderdale, Florida, Washington DC, and Las Vegas, Nevada. Other sites are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital commitment of approximately $100,000-$200,000 which includes leasehold improvements, furniture, fixture, equipment and inventory.

     The Company's ability to complete its proposed public offering was delayed due principally to regulatory issues surrounding two of its shareholders. Because of the delay in the proposed public financing and in order to permit the Company to divest the shareholders with regulatory issues, the Company is undertaking a bridge offering of up to $1,120,000 in 12% Convertible Promissory Notes (the "Notes") and 200,000 Class B Warrants (the "Warrants"), on a $728,000 minimum, all or none, and $1,120,000 maximum basis. From the proceeds of the $728,000 minimum offering, the Company intends to utilize approximately $600,000 to purchase and redeem all of the shares of the Company's securities owned by the shareholders in question. The balance of the bridge offering proceeds will be utilized by the Company for working capital. Based upon indications to date, the Company expects to complete up to the maximum in the bridge offering prior to December 31, 1996. Assuming that the Company completes the bridge offering of Notes and the redemption of the Common Shares to resolve the regulatory issues, the Company hopes to be able to complete the public offering prior to the end of fiscal 1997.

     Rather than to retire long-term debt, the Company intends to use the proceeds from its proposed secondary financing to fund the growth of its retail chain and take advantage of other distribution opportunities such as direct mail, home shopping and internet distribution. However, since the Company's ability to achieve profitability in the future depends, to a large extent, upon realizing economies from expansion without proportionate increases in general and administrative expenses, the majority of the proceeds from the financing will be utilized to expand the number of stores to 40 within the next 12 months.

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


RESULTS OF OPERATIONS
---------------------

     The following table sets forth for the periods indicated, the percentage relationship between selected items in the Consolidated Statements of Operations to net sales:

                                   NINE MONTHS               NINE MONTHS
                                      ENDED                     ENDED
                                OCTOBER 27, 1996          OCTOBER 29, 1995
                              --------------------      --------------------
Revenues                      $6,287,910      100%       $6,231,250      100%

Cost of goods sold             1,847,986     29.4%        1,950,465     31.3%

Gross Margin                   4,439,924     70.6%        4,280,785     68.7%

Operating Expenses             4,578,221     72.8%        4,698,049     75.4%

Operating loss                  (138,297)    (0.2%)        (417,264)    (6.7%)

Other Income (expenses), net       3,624      0.0%         (159,684)    (2.6%)

Loss before discontinued        (124,673)    (2.0%)        (467,948)    (7.5%)
operation

Net Loss available to common    (116,496)    (1.8%)        (290,118)    (4.7%)
shareholders

Net Loss per common share           (.03)                      (.13)



RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 27, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 29, 1995
-----------------------------------------------------------------------------

     The Company's retail revenues for the three months ended October 27, 1996 were $2,314,523 compared to $2,090,648 for the comparable period in 1995, an increase of $223,875, or 10.7%. Comparable same store sales were $2,062,689 for the three months ended October 27, 1996 as compared to $1,960,701 for the three months ended October 29, 1995, an increase of 5.2%, accounting for nearly half the overall increase for the quarter. The balance of the increase was attributable to the opening of the Company's twenty-seventh store at the Park Meadows Mall in Denver, Colorado in late August, and sales from two other locations that were opened in October and November, 1995. Management attributes its increase in comparable same store sales to an continued improvement in merchandise mix which included the introduction of a genuine sterling silver line of products in May, 1996, and quicker stock replenishment of fast-selling items. Management also attributes increases in same-store sales to improved store design in its remodeled locations.

     Sales from wholesale operations, primarily to international customers, franchisees and jewelry repair income, were $15,935 and $1,273 for the three months ended October 27, 1996 and October 29, 1995, respectively.

     For the three months ended October 27, 1996, cost of goods sold was $668,321 resulting in a gross margin of $1,662,137, or 71.3%. This compares to the three months ended October 29, 1995 in which cost of goods sold was $623,948 resulting in a gross margin of $1,467,973, or 70.1%. Included in cost of goods sold are estimates for inventory shrinkage of $23,098 and $41,840 for the three months ended October 27, 1996 and October 29, 1995, respectively. Inventory shrinkage estimates are based on historical experience and are charged based on sales volume. The improvement in gross margin percentage is the result of adjustments to the shrinkage reserve rate, and less promotional activity and capitalizing on buying opportunities offering lower merchandise costs.

     Selling, general and administrative expenses were $1,515,085 for the three months ended October 27, 1996, compared to $1,481,614 for the three months ended October 29, 1995. The majority of these expenses were comprised of personnel expenses, which amounted to $689,504 and $690,879 for the three months ended October 27, 1996, and October 29, 1995 respectively, and occupancy costs of $506,879 and $479,795 respectively, an increase of approximately $26,000 which is due to the additional three stores operated during the period and slight increases in base rents and common area charges for several existing locations for fiscal 1997. Depreciation and amortization expense was $72,016 for the three months ended October 27, 1996, and $82,481 for the three months ended October 29, 1995.

     Included in total selling, general and administrative expenses are corporate overhead expenses of $318,394, and $349,112 for the three months ended October 27, 1996, and October 29, 1995 respectively, a decrease of approximately $30,000, or 8.8%. The Company attributes the decrease in overhead expenses to lower personnel and occupancy costs realized by the relocation of the corporate offices from California to Colorado in January, 1996.

     As a result of the foregoing, the Company's net operating profit for the three months ended October 27, 1996 was $75,036 as compared to an operating loss of $(86,596) for the comparable three months ended October 29, 1995, an improvement of approximately $162,000 over the comparable three month period.

     Net interest expense was $24,928 and $32,110 for the three months ended October 27, 1996 and October 29, 1995 respectively. The decrease of approximately $7,200 is attributable to a continued effort to reduce debt.

     Other income for the three month period ended October 27, 1996 was $41,268, as compared to other expenses of $1,626 for the same period in 1995. Other income includes a gain of approximately $25,000 which resulted from a final settlement of a recorded liability and funds held in escrow that were used to satisfy certain liabilities to unsecured creditors of the predecessor company, and approximately $10,000 in gains realized from debt settlements with former Impostors franchisees.

     Other income for the three month period ended October 27, 1996 also includes approximately $6,000 income from license fees from three former franchisees operating five locations, who executed license agreements with the Company that entitles them to use the Impostors trademark for one year. These license agreements, which require an annual licensee fee of $5,000, will expire in January and February of 1997. The Company may renew these agreements at its discretion.

     Based on the foregoing, the Company reported net income for the three months ended October 27, 1996 of $87,570. Taking into effect the preferred stock cumulative dividends, which is accrued but not paid, the net income available to common shareholders was $82,570 which translates to net income of $.02 per share based on 4,093,445 weighted average shares outstanding. This compares with net income for the three months ended October 29, 1995 of $16,513, or $0.00 per share, based on 3,079,799 weighted average shares outstanding, and represents an improvement of $66,057, or $.02 per share.


RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 27, 1996 COMPARED TO NINE MONTHS ENDED OCTOBER 29, 1995
---------------------------------------------------------------------------
     Retail revenues for the period ended October 29, 1995 were $6,188,869 which reflects revenues from 29 retail locations. The Company's retail revenues for the nine months ended October 27, 1996, which represent revenues from 26 retail locations, and one additional store which opened on August 31, 1996 at the Park Meadows Mall in Denver, Colorado, were $6,263,960 an increase of $75,091. Wholesale sales were $23,950 and $42,381 for the nine months ended October 27, 1996, and October 29, 1995 respectively. Comparable same store sales (24 stores) were $5,794,447 for the nine months ended October 27, 1996 compared to $5,605,465 for the same period in 1995, an increase of 3.4%. Management's attributes this increase to a continued improvement in the Company's merchandise assortment and strategy, which included the introduction of a genuine sterling silver line of products in May, 1996. As well, the Company's remodeled locations are benefitting from an improved store design.

     Although management expects that same store sales may increase marginally in the future, it is anticipated that any material future increase in total sales will depend upon the Company's ability to expand its number of stores. The Company expects that over the next twelve months planned store expansions will not require a proportionate increase in corporate overhead.

     For the nine months ended October 27, 1996, cost of goods sold was $1,847,986 and the gross margin was $4,434,924, or approximately 70.6%. For the nine months ended October 29, 1995, cost of goods sold was $1,905,465 and the gross margin was $4,280,705 or approximately 68.7%. Included in cost of goods sold are estimates for inventory shrinkage of $66,543 and $123,800 for the nine months ended October 27, 1996 and October 29, 1995, respectively. The Company attributes the improvement in gross margin percentage to adjustments to the shrinkage reserve rate, and less sales promotional activity and capitalizing on buying opportunities offering lower merchandise costs.

     Selling, general and administrative expenses were $4,365,891 for the nine months ended October 27, 1996, compared to $4,453,164 for the period ended October 29, 1995. The majority of these expenses were comprised of personnel expenses, which amounted to $2,034,254 and $2,115,045 for the nine months ended October 27, 1996 and October 29, 1995, respectively, and occupancy costs of $1,468,886 and $1,468,587 respectively. Depreciation and amortization expense was $212,330 for the nine months ended October 27, 1996, and $252,992 for the nine months ended October 29, 1995, representing a reduction of $40,662 due to a reduced depreciable asset base.

     Included in total selling, general and administrative expenses are corporate overhead expenses of $971,923, and $1,069,974 for the nine months ended October 27, 1996, and October 29, 1995 respectively, a decrease of approximately $98,000, or 9.2%. The Company attributes the decrease in overhead expenses to lower personnel and occupancy costs realized by the relocation of the corporate offices from California to Colorado in January, 1996.

     As a result of the foregoing, the Company's net operating loss for the nine months ended October 27, 1996 was $138,927. This compares with a loss from operations for the nine months ended October 29, 1995 of $417,264, an improvement of approximately $279,000 over the comparable nine month period.

     Net interest expense was $79,350 and $97,968 for the nine months ended October 27, 1996, and October 29, 1995, respectively. The Company's gain on investments of $12,458 for the period ended October 27, 1996 relates to the Company's holdings of common stock in Global Casinos, Inc. During the nine months ended October 27, 1996, the Company sold most of its holdings of these securities and management intends to liquidate its remaining holdings of Global common stock as allowed by general market conditions. For the period ended October 29, 1995, the Company reported loss of $150,471 on its investment in tradable securities.

     For the nine months ended October 27, 1996, other income, net of other expenses, was $70,517. Of this amount, approximately $19,000 represented license fees from three former franchisees operating five locations, who executed license agreements with the Company that entitles them to use the Impostors trademark for one year. These license agreements, which require an annual license fee of $5,000, will expire in January and February of 1997. The Company may renew these agreements at its discretion. Other income also includes a gain of approximately $25,000 which represents a final settlement of a recorded liability and funds held in escrow that were used to satisfy certain liabilities to unsecured creditors of the predecessor company, and approximately $28,000 in gains realized in settlements with former franchisees.

     For the nine months ended October 29, 1995, other income, net of other expenses, was $88,755, of which approximately $72,000 represented income from a settlement with a former franchisee, which receivable had been previously written off in fiscal 1995.

     Income from discontinued operations, net of income tax benefit, was $16,177 and $177,830 for the six months ended July 30, 1995. The income from discontinued operations reflects negotiated settlements with creditors relating to the Company's previous gaming operations.

     Based on the foregoing, the Company reported a net loss available to common shareholders for the nine months ended October 27, 1996 of $116,496, which translates to a net loss per share, after income from discontinued operations, of $0.03 based on 3,744,695 weighted average shares outstanding. This compares with a reported net loss available to common shareholders for the nine months ended October 29, 1995 of $290,118 or $0.13 per common share, based on 2,274,257 weighted average shares outstanding as of that date. Future profitability will depend upon the Company's ability to expand its number of store locations, favorable lease cost-to-sales ratios and management's continued ability to control overhead expenses, and the ability to take advantage of other synergistic distribution opportunities.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
     In March 1996, the Financial Accounting Standards Board issued a statement entitled "Accounting for Impairment of Long-Lived Assets." In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recover ability would be performed. If an evaluation is required, the estimated future in discounted cash flows associated with the asset would be compared to asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the unaudited October 27, 1996, financial statements.


STOCK-BASED COMPENSATION
------------------------
     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

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

       PREMIER CONCEPTS, INC. V. ST. MORITZ, INC.
       ------------------------------------------
       The Company has obtained a judgment in the amount of $28,664 in the County Court for Dallas County, Texas against St. Moritz, Inc. for amounts due on inventory purchased by St. Moritz from the Company between October, 1995 and January, 1996. Management is currently analyzing the cost benefit of enforcing the judgment.

       SEC INVESTIGATION.
       ------------------
       During 1995 and 1996, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by a former officer and director of the Company. The Company has fully complied with all requests. The Company has been informed that the SEC staff intends to recommend to the Commission that an action be brought against certain persons including two of the Company's shareholders and two of its former directors. Although there can be no assurance, the Company's present management does not believe that this investigation of the activities of these persons will have a direct material impact on the Company or its business operations.


ITEM 2.   CHANGES IN SECURITIES

       None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

       None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the quarter ended October 27, 1996.

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


                                   PREMIER CONCEPTS, INC.



Dated:   December 16, 1996         By:  /s/ Sissel Greenberg
        -------------------             ------------------------------------
                                        Sissel Greenberg, President



Dated:   December 16, 1996         By:  /s/ Todd Huss
        -------------------             ------------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer