Form 10QSB/A
period 1996-10-27
PREMIER CONCEPTS INC /CO/
filed 1997-01-21
CIK 879206

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

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                  AS OF OCTOBER 27, 1996 AND JANUARY 28, 1996

                                            OCTOBER 27, 1996  JANUARY 28, 1996
                                               (UNAUDITED)        (AUDITED)
                                             ---------------  ----------------
ASSETS
------
Current Assets:
 Cash & Cash Equivalents                         $  47,619        $  327,198
 Investments, at market                              7,006            45,113
 Inventories                                     1,588,254         1,393,925
 Prepaid Expenses & Other Current Assets           164,969            95,503
                                               ------------     -------------
   Total Current Assets                          1,807,848         1,861,739

Property and Equipment, net                      1,254,549           977,727

Trademarks, net                                     90,933           104,900

Deferred Offering Costs                            211,542

Other Assets                                       104,507            92,428
                                               ------------     -------------
    Total Assets                                $3,469,379        $3,036,794
                                                ===========       ===========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
 Notes Payable and Current Portion of
 Long Term Debt:
     Related Parties                            $   74,420        $   98,879
     Other                                         272,762           378,902
 Accounts Payable                                1,006,839           291,905
 Other Accrued Liabilities                         174,024           408,881
                                               ------------     -------------
   Total Current Liabilities                     1,528,045         1,178,567
Long-Term Debt, Less Current Portion               691,104           759,864
Other Liabilities                                   91,522            56,159
                                               ------------     -------------
     Total Liabilities                           2,310,671         1,994,590
                                               ------------     -------------
Shareholders' Equity:
  Preferred Stock, $.10 par value,
    20,000,000 shares authorized;
    416,670 issued and outstanding at
    October 27, 1996                                41,667                --
  Common Stock, $.0004 par value;
    850,000,000 shares authorized;
    3,744,695 shares issued and outstanding          1,498             1,498
  Additional Paid-in Capital                     2,940,070         2,756,737
  Accumulated Deficit                           (1,824,527)       (1,716,031)
                                               ------------     -------------
  Total Stockholders' Equity                     1,158,708         1,042,204
                                               ------------     -------------
      Total Liabilities & Equity               $ 3,469,379       $ 3,036,794
                                               ============      ============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                                  (UNAUDITED)

                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                        OCTOBER 28, 1996     OCTOBER 29, 1995
                                       ------------------   ------------------
Retail Sales                                $2,314,523           $2,090,648
Wholesale Sales                                 15,935                1,273
                                           ------------        -------------
    Total Revenues                           2,330,458            2,091,921
Cost of Goods Sold                             668,321              623,948
                                           ------------        -------------
    Gross Margin                             1,662,137            1,467,973

Operating Expenses:
  Selling, General & Administrative          1,515,085            1,481,614
  Provision for Store Closures                     --                (9,526)
  Depreciation & Amortization                   72,016               82,481
                                           ------------        -------------
    Total Operating Expenses                 1,587,101            1,554,569
                                           ------------        -------------
Operating Profit (Loss)                         75,036              (86,596)

Other Income (Expenses):
    Interest, net                              (24,928)             (32,110)
    Increase (Decrease) in Fair Value --
      Tradeable Securities                      (3,806)              (4,595)
    Other                                       41,268              (1,626)
                                           ------------        -------------
  Other, net                                    12,534              (38,331)

Profit (Loss) Before Income Tax Benefit and
  Discontinued Operation                        87,570             (124,927)

  Income Tax Benefit                               --                54,000
                                           ------------        -------------
Profit (Loss) Before Discontinued Operation     87,570              (70,927)

Income from Discontinued Operation                 --                87,440
                                           ------------        -------------
Net Income                                $     87,570         $     16,513
                                          ============         ============
Net Income Available to Common
  Shareholders                            $     82,570         $     16,513
                                          ============         ============
Net Income (Loss) Per Share
  Before Discontinued Operation           $       0.02         $      (0.02)
  Discontinued Operations                          --                  0.02
  Dividends Applicable to Preferred Stock         0.00                  --
                                           ------------        -------------
      Net Income (Loss) Per Share         $       0.02          $      0.00
                                          ============           ===========
Weighted Average Shares Outstanding          4,093,445            3,079,799
                                             =========            =========
/TABLE

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
        FOR THE NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                                  (UNAUDITED)

                                        NINE MONTHS ENDED    NINE MONTHS ENDED
                                        OCTOBER 28, 1996     OCTOBER 29, 1995
                                       ------------------   ------------------
Retail Sales                                $6,263,960           $6,188,869
Wholesale Sales                                 23,950               42,381
                                           ------------        -------------
    Total Revenues                           6,287,910            6,231,250
Cost of Goods Sold                           1,847,986            1,950,465
                                           ------------        -------------
    Gross Margin                             4,439,924            4,280,785

Operating Expenses:
  Selling, General & Administrative          4,365,891            4,453,164
  Provision for store closures                     --                (8,107)
  Depreciation & Amortization                  212,330              252,992
                                           ------------        -------------
    Total Operating Expenses                 4,578,221            4,698,049
                                           ------------        -------------
Operating Loss                                (138,297)            (417,264)

Other Income (Expenses):
    Interest, net                              (79,350)             (97,968)
    Increase (Decrease) in Fair Value --
      Tradeable Securities                      12,458             (150,471)
    Other                                       70,516               28,755
                                           ------------        -------------
  Other, net                                     3,624             (219,684)

Loss Before Income Tax Benefit and
  Discontinued Operation                      (134,673)            (636,948)

  Income Tax Benefit                            10,000              109,000
                                           ------------        -------------
Loss Before Discontinued Operation            (124,673)            (527,948)

Income from Discontinued Operation              16,177              177,830
                                           ------------        -------------
Net Loss                                  $   (108,496)         $  (350,118)
                                          =============         ============
Net Loss Available to Common
  Shareholders                            $   (116,496)         $  (350,118)
                                          =============         ============
Net Profit (Loss) Per Share
  Before Discontinued Operation           $      (0.03)         $     (0.23)
  Discontinued Operations                          .00                  .08
  Dividends Applicable to Preferred
    Stock                                           --                   --
                                           ------------        -------------
      Net Profit (Loss) Per Share         $     (0.03)          $     (0.15)
                                         ==============       ==============
Weighted Average Shares Outstanding          3,744,695            2,274,257
                                             =========            =========
/TABLE

                                                   PREMIER CONCEPTS, INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM JANUARY 28, 1996 THROUGH OCTOBER 27, 1996
                                                  (UNAUDITED)

                            Common Stock          Preferred Stock     Additional
                         -------------------    ------------------------Paid-In     Accumulated
                         Shares      Amount     Shares      Amount      Capital      (Deficit)       Total
                         -------     ------    ---------    ------    ----------   ------------   -----------
Balances,
 January 28, 1996           --         --      3,744,695    $1,498   $2,756,737    $(1,716,031)   $1,042,204

Preferred stock
 issued for cash         416,670     41,667          --         --      183,333            --        225,000

Net Loss Through
 October 27, 1996           --         --            --         --           --       (108,496)     (108,496)
                         -------     ------     ---------   ------    ----------   ------------   -----------
Balances,
 October 27, 1996        416,670     41,667     3,744,695   $1,498   $ 2,940,070   $(1,824,527)  $ 1,158,708
                         =======     ======     =========   ======   ===========   ============  ===========
/TABLE

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                                  (UNAUDITED)

                                          NINE MONTHS ENDED   NINE MONTHS ENDED
                                          OCTOBER 27, 1996    OCTOBER 29, 1995
                                          -----------------   -----------------
Cash Flows From Operating Activities:
 Net income (loss)                             $(108,496)         $(350,118)
 Adjustments to reconcile net income
   (loss) to net cash from operating
   activities:
     Gain on restructuring of debt               (14,250)               --
     Provision for store closure                                     (8,107)
     Discontinued operations                     (26,177)          (286,330)
     Depreciation and amortization               212,330            252,992
     (Gain) loss on marketable securities        (12,458)           150,471
     Other, net                                  (12,079)            66,022

 Changes in operating assets and liabilities:
   (Increase) decrease in:
     Inventories                                (194,329)          (330,066)
     Other assets                                (69,466)           (34,003)
   Increase (decrease) in:
     Accounts payable and accrued
       liabilities                               506,254            515,607
     Other liabilities                            35,363            (90,320)
                                             ------------      -------------
     Net cash provided (used) by
       operating activities                      316,692           (113,852)

Cash Flows From Investing Activities:
 Proceeds from sale of investments                50,564            150,058
 Capital expenditures for property and
   equipment                                    (475,185)           (11,445)
                                             ------------      -------------
 Net cash provided by (used in)
       investing activities                     (424,621)           138,613

Cash Flows From Financing Activities:
 Deferred offering costs                        (211,542)               --
 Proceeds from issuance of preferred stock       225,000                --
 Proceeds from issuance of common stock              --             156,625
 Proceeds from issuance of notes payable             --             100,000
 Payments on notes payable                      (185,108)          (313,791)
                                             ------------      -------------
     Net cash used by financing activities      (171,650)           (57,166)
                                             ------------      -------------
Decrease in Cash                                (279,579)           (32,405)

Cash & Cash Equivalents, beginning
 of period                                       327,198            171,164
                                             ------------      -------------
Cash & Cash Equivalents, end of period       $    47,619       $    138,759
                                             ===========       ============
Supplemental Schedule of Cash Flow
Information:
 Cash paid for interest                      $    86,073       $     98,807
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

     During the nine months ended October 27, 1996, the Company invested $475,185 in construction in progress, leasehold improvements, furniture and equipment. Approximately $413,000 of this investment represents leasehold improvements, furniture and fixtures in connection with the remodels and investments in the locations in San Mateo, California, St. Louis, Missouri, Tucson, Arizona, Bellevue, Washington, and Denver, Colorado, as well as projects in Florida, New Jersey and Nevada, and for minor improvements and maintenance of other existing locations. The balance of approximately $62,000 represents investments in corporate office improvements and purchases of furniture and equipment in connection with the relocation of the corporate office in January, 1996.

     Therefore, property and equipment, net of $783,520 in accumulated depreciation, increased $276,822 from $977,727 at January 28, 1996, to $1,254,549 at October 27, 1996. At January 28, 1996, the Company's trademark assets were $104,900, net of accumulated amortization, which represented the goodwill associated with the Impostors trademark and other intellectual property acquired as part of the purchase of the Impostors' assets in February, 1994. The Company's trademark asset is being amortized over a 10 year period, and had an amortized book value of $90,933 at October 27, 1996.

     The Company has incurred costs in connection with its proposed public financing of $211,542 which primarily represent professional services, printing and other administrative costs. It is estimated that the total costs to complete the offering will approximate $375,000 which will be offset against the proceeds from the financing.

     As of October 27, 1996, the Company had total outstanding liabilities of $2,310,671 compared to $1,994,590 at January 28, 1996, representing an increase of $316,081 which was due to an increase in current liabilities of $349,478, from $1,178,567 at January 28, 1996 to $1,528,045 at October 27, 1996. This
increase was primarily the result of an increase in net accounts payable of approximately $715,000 which was used to help finance offering costs, store remodelings and net losses from operations and to reduce notes payable. Also, management continued its efforts to purchase larger quantities of inventories to maintain favorable inventory costs and to increase inventory levels to accommodate the opening of Park Meadows, and the new store openings which occurred in the months of November and December, and the normal inventory build-up for the Christmas holiday season. As a result of the foregoing, working capital decreased by $403,369, from $683,172 at January 28, 1996 to $279,803 at October 27, 1996.

     The amount borrowed from related parties was $74,420 at October 27, 1996 which reflects a reduction of $24,459, from the January 28, 1996 figure of $98,879. During the nine month period, the Company also reduced other short and long term notes by $174,900, which resulted in other notes payable of $963,866 as of October 27, 1996 compared to $1,138,766 at January 28, 1996. As of October 27, 1996, the Company was in arrears in the payment of two notes totaling, in the aggregate, approximately $150,000. Management has been in discussions with the two noteholders and plans to retire these two notes with the proceeds from its proposed public financing.

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

     Net cash provided by operating activities for the period ended October 27, 1996 was $316,692, compared to net cash used by operating activities of $113,852 for the nine months ended October 29, 1995. The primary changes in cash flow generated by operations in the nine month periods ended October 27, 1996, and October 29, 1995 reflects the increase in accounts payable and other accrued liabilities of $506,254 and $515,607 for the two periods respectively. The improvement in cash generated by operations was principally due to lower overhead costs and a resulting reduction in the operating loss for the period, and the Company's reduced position of investments in securities holdings.

     During the nine months ended October 27, 1996, the Company invested $475,185 in capital equipment, which reflects the investments in leasehold improvements, furniture and equipment discussed above. During the period, management continued its efforts to sell its holdings of Global Casinos common stock, which resulted in proceeds of $50,564.

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

     The Company intends to use the proceeds from its proposed secondary financing to fund the growth of its retail chain and take advantage of other distribution opportunities such as direct mail, home shopping and internet distribution. However, since the Company's ability to achieve profitability in the future depends, to a large extent, upon realizing economies from expansion without proportionate increases in general and administrative expenses, the majority of the proceeds from the financing will be utilized to expand the number of stores to 42 within the next 12 months.

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

SUBSEQUENT EVENTS
-----------------

     On December 27, 1996, the Company consummated the sale of $1,120,000 in Convertible Promissory Notes and 200,000 Class B Warrants, realizing net proceeds of $1,041,600. From the net proceeds, the Company utilized $624,325 to redeem from certain former securityholders an aggregate of 189,023 shares of Common Stock and 32,500 Class C Warrants. The Convertible Notes bear interest at the rate of 12% per annum, payable quarterly and are convertible into shares of Common Stock commencing April 1, 1997, at the option of the holder, at a conversion value of $2.80 per share. However, if (i) the Company fails to complete a public offering of its securities by June 30, 1997 or (ii) the principal balance of the Convertible Notes is not retired by the Company by their Maturity Date, the conversion value is reduced to $1.00 per share. The Company has agreed to retire the Convertible Notes from the proceeds of its proposed secondary offering. Unless earlier converted or retired, the Convertible Notes mature and become due and payable on December 26, 1999. The obligation of the Company to repay the Convertible Notes is secured by a subordinated security agreement covering all of the Company's tangible and intangible assets.


RESULTS OF OPERATIONS
---------------------

     The following table sets forth for the periods indicated, the percentage relationship between selected items in the Consolidated Statements of Operations to net sales:

                                   NINE MONTHS               NINE MONTHS
                                      ENDED                     ENDED
                                OCTOBER 27, 1996          OCTOBER 29, 1995
                              --------------------      --------------------
Revenues                      $6,287,910      100%       $6,231,250      100%

Cost of goods sold             1,847,986     29.4%        1,950,465     31.3%

Gross Margin                   4,439,924     70.6%        4,280,785     68.7%

Operating Expenses             4,578,221     72.8%        4,698,049     75.4%

Operating loss                  (138,297)    (2.2%)        (417,264)    (6.7%)

Other Income (expenses), net       3,624       nil         (219,684)    (3.5%)

Loss before discontinued        (124,673)    (2.0%)        (527,948)    (8.5%)
operation

Net Loss available to common    (116,496)    (1.9%)        (350,118)   (95.6%)
shareholders

Net Loss per common share           (.03)                      (.15)



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

     For the nine months ended October 27, 1996, cost of goods sold was $1,847,986 and the gross margin was $4,439,924, or approximately 70.6%. For the nine months ended October 29, 1995, cost of goods sold was $1,905,465 and the gross margin was $4,280,705 or approximately 68.7%. Included in cost of goods sold are estimates for inventory shrinkage of $62,500 and $134,600 for the nine months ended October 27, 1996 and October 29, 1995, respectively. The Company attributes the improvement in gross margin percentage to adjustments to the shrinkage reserve rate, and less sales promotional activity and capitalizing on buying opportunities offering lower merchandise costs.

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

     As a result of the foregoing, the Company's net operating loss for the nine months ended October 27, 1996 was $138,297. This compares with a loss from operations for the nine months ended October 29, 1995 of $417,264, an improvement of approximately $278,000 over the comparable nine month period.

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

     For the nine months ended October 29, 1995, other income, net of other expenses, was $28,755, of which included a gain of approximately $72,000 representing income from a settlement with a former franchisee, which receivable had been previously written off in fiscal 1995.

     Income from discontinued operations, net of income tax benefit, was $16,177 and $177,830 for the nine months ended October 27, 1996 and October 29, 1995, respectively. The income from discontinued operations reflects negotiated settlements with creditors relating to the Company's previous gaming operations.

     Based on the foregoing, the Company reported a net loss available to common shareholders for the nine months ended October 27, 1996 of $116,496, which translates to a net loss per share, after income from discontinued operations, of $0.03 based on 3,744,695 weighted average shares outstanding. This compares with a reported net loss available to common shareholders for the nine months ended October 29, 1995 of $350,118 or $0.15 per common share, based on 2,274,257 weighted average shares outstanding as of that date. Future profitability will depend upon the Company's ability to expand its number of store locations, generate favorable lease cost-to-sales ratios and management's continued ability to control overhead expenses, and the ability to take advantage of other synergistic distribution opportunities.

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


                                   PREMIER CONCEPTS, INC.



Dated:   January 20, 1997          By:  /s/ Sissel Greenberg
        -------------------             ------------------------------------
                                        Sissel Greenberg, President



Dated:   January 20, 1997          By:  /s/ Todd Huss
        -------------------             ------------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer