Form 10KSB
period 1997-01-26
PREMIER CONCEPTS INC /CO/
filed 1997-04-15
CIK 879206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [Fee Required]
                    For the fiscal year ended January 26, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

                    For the transition period from _______ to _______
                    Commission file number:   33-42701

                            PREMIER CONCEPTS, INC.
                 ---------------------------------------------
                (Name of Small Business Issuer in its Charter)

        Colorado                                             84-1186026
--------------------------------                    ------------------------
(State or other jurisdiction                                 I.R.S. Employer
of incorporation or organization)                      Identification number

3033 South Parker Road, Suite 120, Aurora, Colorado                 80014
---------------------------------------------------              ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:     (303) 338-1800

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
            None                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                Title of Class
                                --------------
                                     None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for fiscal year ended January 26, 1997 were $9,773,700.

As of April 8, 1997, the aggregate market value of the Common Stock of the Issuer based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $1,255,150. As of April 8, 1997, 560,167 shares of Common Stock of the Issuer were outstanding.

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

     Item 9. Directors, Executive Officers, Promotions and Control Persons, Compliance with Section 16(a) of the Exchange Agreement

     Item 10.  Executive Compensation

     Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Item 12.  Certain Relationships and Related Transactions

     The foregoing are incorporated by reference from the Registrant's Definitive Proxy Statement relating to its Annual Meeting of Shareholders which will be filed as an amendment within 120 days of January 26, 1997.

     Item 13.  Exhibits

     1. Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-08741.

     2. Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-19901.

     3. Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.

     4. Incorporated by reference from the Company's Current Report on Form 8-K dated March 3, 1994, as amended on January 23, 1995.

     5. Incorporated by reference from the Company's Current Report on Form 8-K dated February 16, 1995.

     6. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     7. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 28, 1996.


FORWARD-LOOKING STATEMENTS
--------------------------

     In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                                    PART I

                                   BUSINESS

OVERVIEW
--------
     Operating under the name "Impostors," Premier Concepts, Inc. (the "Company") specializes in the marketing and retailing of high-end reproduction jewelry ("faux jewelry") and 14 karat gold jewelry with cubic zirconia and other synthetic stones. Through its national chain of 35 currently operating retail stores, the Company sells jewelry that emulates classic fine jewelry as well as pieces designed by famous jewelers such as Tiffany & Co.(-Registered Mark-), Cartier(-Registered Mark-), Bulgari(-Registered Mark-) and Harry Winston. The Company's product line also includes replicas of jewelry owned by Princess Diana, The Duchess of Windsor, Elizabeth Taylor and other celebrities. The Company's faux jewelry is created with layered gold, cubic zirconia and Austrian crystal to simulate the look of fine jewelry. In June 1996, the Company introduced a new collection of genuine sterling silver jewelry featuring semi-precious and synthetic stones. The Company's products are purchased from several domestic vendors and from vendors in China, England, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand.

     The Impostors stores are designed to match the elegant look of the Company's products and to provide customers with the feeling of shopping in an upscale, fine jewelry environment. The Company's stores are located in shopping malls and tourist locations. Currently, the Company's stores are located in Southern California, Northern California, the states of Arizona, Colorado, Florida, Louisiana, Maryland, Missouri, Nevada, New Jersey, Washington and in the Washington, D.C. area. The largest and most visible store is located in the prime retail area of San Francisco's Union Square. Since August 30, 1996, the Company opened nine additional retail locations, bringing the current total to 35 stores. In addition, the Company has entered into leases for four new retail stores in California, Florida, and Washington, D.C., scheduled to open over the next four months.

BUSINESS STRATEGY
-----------------
     In March 1994, the Company acquired out of bankruptcy substantially all of the assets and assumed certain liabilities associated with the operation of a nationwide chain of 27 faux jewelry stores which were then operating under the trademark "Impostors." In the months following the Company's entry into the faux jewelry industry, results of operations continued to deteriorate principally due to the continuing burden of excessive operating and overhead expenses, pre-petition and post-petition bankruptcy liabilities, the unprofitability of certain stores, as well as the continuation of ineffective marketing and merchandizing strategies. In June 1994, the Company hired a new president, Sissel B. Greenberg, who immediately began implementing a transition plan calculated to reverse the negative impacts of the Company's predecessor's ineffective business strategy. In furtherance of the turnaround effort, the Company has reduced overhead by moving its corporate offices from San Francisco to Denver, closed five stores due to unprofitable operations, and one store due to an expired lease, reduced debt through negotiated settlements, acquired three stores and opened eleven new stores and implemented a new merchandizing strategy. These actions have improved the Company's results of operations from an operating loss of $886,667 for the 13-month period ended January 29, 1995 to an operating loss of $37,298 for the fiscal year ended January 28, 1996 to operating income of $326,439 for the fiscal year ended January 26, 1997.

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

PRINCIPAL PRODUCTS
------------------
     Since inception, Impostors' merchandising strategy has evolved through several phases. Initially, the concept was based on the marketing and retailing of jewelry representing faux copies of expensive fine and designer jewelry. However, in 1993, when AFJ filed for Chapter 11 protection, Imposters redirected its focus to present the merchandise in a theme oriented style and focusing on more trendy fashion jewelry. Price points were significantly lowered for a day-in, day-out value. A significant decline in revenues and margins resulted from this program. As part of the turnaround plan, the merchandise has been refocused to designer and fine jewelry inspired faux jewelry, with more emphasis on 14 karat gold and most recently, genuine sterling silver.

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

     The Company offers approximately 3,000 different jewelry items, with none representing more than 10% of the Company's total annual sales. As a group, 14 karat gold items constitute the largest classification, representing 40% of total inventory. Throughout the year, individual stores offer between 1,000 and 2,000 different pieces, with certain specialty items being added from time to time for seasonal or other marketing purposes.

     Most of the Company's products are selected by the Company from existing inventory offered by vendors. However, from time to time the Company purchases exclusive items that are manufactured under special order for the Company. Because the Company's products are high-quality emulations of classic fine jewelry designs that change little from year to year, the Company has not experienced significant problems associated with inventory obsolescence.

REMODELING AND EXPANSION STRATEGY
---------------------------------
     The Company has developed a new interior design to match the elegant look of its products and to provide its customers with the feeling of shopping in a high-end, fine jewelry environment. During 1995, the Company completed one interior remodel of an existing store in San Francisco, California. During 1996, the Company completed three remodelings. In addition, the Company's new stores will incorporate its new interior design.

     The Company plans to remodel six additional stores over the next
12 months subject to the availability of working capital, at an average estimated cost of $40,000 per store. Additional remodeling activity will depend upon the availability of working capital from future operations, of which there can be no assurance. The Company also plans to open six to eight new Impostors stores in existing and new markets over the next 12 months. Since August 30, 1996, the Company has opened eleven additional retail stores and four more are planned in California, Florida and Washington, D.C., and are scheduled to open over the next four months. Other potential real estate sites in Florida, Massachusetts, Nevada and New York are currently being evaluated, although to date no leases covering additional new locations have been executed.

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

     Since the Company's inventory, accounting and information systems are highly automated, it believes that it has the present capacity to handle the accounting, informational and inventory tracking needs for up to 100 stores. Current management could manage an additional eight stores with minimum increases in overhead costs, with further additions requiring increased management and other staffing.

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

OTHER MARKETING AND DISTRIBUTION CHANNELS
-----------------------------------------
     Currently, over 99% of the Company's revenues are derived from its retail store sales. The Company also has limited sales nationally and internationally through distributors and wholesalers. The Company frequently receives inquiries from overseas businesses regarding the development of wholesale and retail distribution of its concept and products in Europe as well as the Orient. The Company has had no resources to focus on this international demand and products have been sold in limited amounts to accounts in Australia, Chile, Italy and Taiwan. The Company plans to increase its international business by hiring additional persons and/or agents to represent its line of products internationally, subject to the availability of working capital. The ability of the Company to fully develop the potential offered by the international marketplace depends upon both overcoming legal obstacles and the availability of additional working capital from future operations, of which there can be no assurance.

     The Company plans to develop a catalogue which initially will be distributed through its retail stores located in tourist areas. Depending on the results of the in-store distribution, the Company may decide to broaden the catalogue distribution through direct mailings to new potential customers. The Company has also explored possible multimedia distribution of its jewelry. In October, 1996, the Company completed the development of its internet Home Page. Additionally, the Company has initiated discussions to market its concept and products to the home shopping networks, and intends, through an independent producer, to develop a "Concept Program" around its theme of designer inspired and faux jewelry. Part of this process includes the licensing of a spokesperson, who may be a celebrity, to add credibility and entertainment to the Company's product line. The Company expects to have developed its Concept Program within six to eight months from the date of this Report, which will then be presented to primarily domestic home shopping networks. Approximately $100,000 has been budgeted for the development of these additional marketing channels.

MARKET AND CUSTOMERS
--------------------
     The Impostors' niche bridges the markets between costume and fine jewelry by offering high-quality reproductions of classic and designer fine jewelry and also a collection of 14 karat gold and sterling silver with cubic zirconia, semi-precious and synthetic stones. The Company's faux jewelry distinguishes itself from traditional fashion jewelry by the quality of the metals, stones and craftsmanship utilized in the design and manufacturing process. While costume jewelry is typically price-pointed in the $5 to $30 range, the majority of the Company's faux jewelry is priced in the $30 to $100 range. The 14 karat gold collection has pricepoints between $45 to $1,000, with the majority in the $100 to $400 range.

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

SUPPLIERS AND VENDORS
---------------------
     The Company purchases its products from vendors who have an established history of manufacturing high quality jewelry products. These vendors offer a standard product line through catalogues and trade shows, and also will manufacture certain products specially for the Company, for which the Company will typically be given a 12 to 18 month exclusivity for that item by the vendor. The Company's relationship with its vendors of high-quality product is considered a component of its strategic advantage over other competitors. The Company works closely with its vendors to constantly upgrade the quality of its products.

     The Company's products are currently being purchased 80% from domestic vendors and 20% from vendors in England, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand. Most of the inventory is purchased from vendors' existing inventory and designs, while some is manufactured under special order. Orders from foreign vendors take 6 to 8 weeks to fill, with U.S. vendors delivering in approximately 3 to 4 weeks. Most domestic vendors offer the Company terms of payment of between 30 and 60 days and some offer up to 90 days, while many international vendors require either prepayment or payment prior to shipment. The Company continually investigates new sources of merchandise in order to maximize profit margins and expects to concentrate future purchases to a larger degree from vendors in the Pacific Rim. The Company considers the identity of its sources of supply to be proprietary to the extent that a product's quality, source and price bear directly upon the Company's competitive advantage. The Company does not rely on any single source of supply and could readily obtain product from new suppliers should any given source become unavailable. The Company has not experienced any difficulty in obtaining merchandise and does not anticipate any future problems or restriction of availability.

COMPETITION
-----------
     Because the Company's products address a market niche for the look and feel of fine jewelry without the cost, it experiences both indirect and direct competition from others. Indirect competition comes from costume and fashion jewelry at the low end and fine jewelry on the upper end, with the Company's faux jewelry and 14 karat gold with synthetic stones bridging the gap. The Company believes its products are superior both in design and quality to jewelry offered by traditional fashion jewelry retailers. Conversely, the Company's advantage over expensive fine gemstone and diamond jewelry is one of cost without a commensurate sacrifice in appearance or durability.

     The Company competes directly with vendors and other retailers of faux jewelry and indirectly with specialty retailers of accessories and related items. Department stores typically offer lower-end costume and fashion jewelry, or on occasion will offer higher-end faux jewelry designed by their own exclusive designers. While some department stores will have a limited offering of faux jewelry, the Company's exclusive emphasis on this specialty market niche is designed to attract the customer who has already decided to purchase faux jewelry rather than either costume jewelry or the high cost genuine piece of fine jewelry. However, the Company is not alone in this marketing approach, as there exist a few other chains of retailers offering faux jewelry in a directly competitive manner. The Company is aware of only one other business, N. Landau Hyman, that has a comparable number of specialty retail stores that focus on the sale of faux jewelry. Other specialty retailers who focus on the sale of faux jewelry include Elegant Illusions which has approximately 13 faux jewelry stores, Mystique which has 4 stores in Florida, and Diamond Essence which has 3 retail stores in New York and Chicago and a direct marketing catalogue concentrating exclusively on 14 karat gold jewelry with faux gemstones. The Company's advantage, if any, over these other retailers lies in its relationships with its vendors, some of which it considers to be highly proprietary, economies of scale offered by the Company's ability to purchase large quantities of inventory from vendors who have certain minimum quantity requirements, and in its store locations. Nevertheless, in order for the Company to continue to be competitive, it must maintain and expand its desirable store locations and continue to develop its strong vendor relations, neither of which can be assured.

INTELLECTUAL PROPERTY
---------------------
     Copyrights, trademarks and trade secrets are the principal protection for the Company's products, services and reputation. The Company owns federally registered trademarks for the following names: Impostors(-Registered Mark-), Impostors De Classique Copy Jewels(-Registered Mark-), Impostors Copy Jewels(- Registered Mark-), Elegant Pretenders(-Registered Mark-), and The Latest In Faux(-Registered Mark-). All of the trademarks are considered by the Company to be valuable property rights. The protection afforded by these intellectual property rights and the law of trade secrets is believed by the Company to be adequate protection for its products and or services.

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

LICENSE ARRANGEMENTS
--------------------
     The Company has granted a total of three licenses to former Impostors franchisees granting to them the right to use the Impostors trademark in a total of five retail locations for a period of one year. Each license requires the payment of $5,000 per store per year, and is renewable annually at the discretion of the Company. It is not expected that these license arrangements will represent a material portion of the Company's future activity.

EMPLOYEES AND CONSULTANT
------------------------
     The Company currently has approximately 110 full-time and 120 part-time employees, of which 17 are employed in the Company's corporate offices. In addition, the Company typically hires additional part-time employees during the peak holiday season. Each retail store is staffed by a manager and assistant manager, as well as one or more sales personnel. The Company also has four area managers and one regional manager (for the East Coast). Store managers are hired and supervised by area managers. All management and staff personnel are employed directly by the Company.

     The Company believes that it currently has sufficient management to add eight additional stores over the next 12 months. Further store expansions will require additions to management and staff on a case-by-case basis. The success of future expansion will depend to a large extent on the Company's ability to attract, motivate and retain highly-qualified personnel.

     As President and Chief Executive Officer, Ms. Greenberg serves under a written employment agreement expiring on June 20, 1999. She receives a base salary of $7,500 per month, which will increase to $10,833 per month the earlier of June 20, 1997 or the completion of the Company's proposed offering. She is also eligible to participate in the Company's Incentive Stock Option Plan ("ISOP"). Ms. Greenberg was granted incentive stock options pursuant to the ISOP exercisable to purchase, in the aggregate, 40,000 shares of Common Stock of the Company at an exercise price of $1.875 per share, all of which are fully vested, and incentive stock options exercisable to purchase an additional 20,000 shares of common stock at a price of $2.50 per share, of which 15,000 are vested, and 5,000 will vest in March, 1998, and incentive stock options exercisable to purchase an additional 25,000 shares at a price of $3.25 per share, of which 15,000 will vest on June 20, 1997 and 10,000 will vest on June 20, 1998.

     In January 1996, the Company hired Todd Huss as its Chief Financial Officer. Mr. Huss brings with him nearly 10 years of experience as a licensed certified public accountant, primarily with KPMG Peat Marwick and nearly five years experience in the retail industry as Controller/Chief Financial Officer.

     Effective February 1996, the Company retained Jack Brandon, the former Vice-President of a 200 store portrait studio retail chain. It is expected that Mr. Brandon will devote approximately 30 to 40 hours per month on behalf of the Company, exclusive of his services as a director. Mr. Brandon also provides construction oversight services for new Impostor locations and remodels. Fees for these services are paid on a job-by-job basis, which have averaged approximately $4,000 per month.

SEASONALITY
-----------
     The Company's business is highly seasonal with its mall locations generating 20% of revenues during the Christmas holiday season. The Company's 15 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors effecting tourism in their particular locations.


                                  PROPERTIES
                                  ----------
     The Company currently maintains executive offices at 3033 S. Parker Road, Suite 120, Aurora, Colorado 80014. The offices consist of approximately 5,000 square feet which the Company holds under a 5-year lease expiring in the year 2001, for a rental of $5,150 per month. The lease is guaranteed by four of the Company's current and former directors. The opening of the Company's executive offices represented the culmination of a strategic plan to close its executive offices in San Francisco, California to reduce operating expenses. The Company expects the move to represent substantial savings over the next several years.


     The Company's 39 current and committed retail locations are or will be operated under commercial leases with expiration dates ranging from 1997 to 2007. Store size varies from 310 to 1,200 square feet with annual sales ranging from $220,000 to $1,500,000. Each lease requires the payment of a minimum base rent and additional payments for operating expenses, taxes, insurance, in some cases, and additional rent based upon a percent of gross sales. The Company monitors on a daily basis sales, margin and inventory turn-over for each store location. This information is used not only to develop criteria for additional store expansions but also to determine acceptable parameters for lease renewals as they arise. In the ordinary course of business, the Company is continually engaged in discussions with its various commercial landlords over issues that arise from time to time under the leases. All of the Company's existing commercial retail leases are in full force and effect as of the date of this Report.


                               LEGAL PROCEEDINGS
                               -----------------
     The Company from time-to-time is involved in commercial disputes in the ordinary course of business with vendors, landlords and other parties which on occasion become the subject matter of litigation. At the present time, the Company is not a party to any legal proceedings outside of the ordinary course of business or which would have a material adverse impact upon the Company's operations or properties.

     During 1995 and 1996, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by a former officer and director of the Company. The Company has fully complied with all requests. The Company has been informed that the SEC staff intends to recommend to the Commission that an action be brought against certain persons including three of the Company's former shareholders and two of its former directors. Although there can be no assurance, the Company's present management does not believe that this investigation of the activities of these persons will have a direct material impact on the Company or its business operations.


                 MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS
                 ---------------------------------------------
     The Company did not submit any matters to a vote of its shareholders during the fourth quarter of its fiscal year ended January 26, 1997.

                                    PART II

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK
---------------------------
     The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board on a limited and sporadic basis under the symbol "PMRCA." The reported high and low bid and asked prices for the Common Stock are shown below for the period through April 8, 1997. The prices presented are bid and asked prices which represented prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions.

                                     BID (1)                  ASK (1)
                                 HIGH       LOW           HIGH       LOW
                                 -----     -----         ------    ------
1994
----
First Quarter                   $7.50      $6.25         $10.00    $10.00
Second Quarter                   7.50       7.50          10.00     10.00
Third Quarter                    7.50       7.50          10.00     10.00
Fourth Quarter                   5.00       5.00          10.00     10.00

1995
----
First Quarter                     (2)        (2)            (2)      (2)
Second Quarter                  $5.00      $5.00         $10.00    $10.00
Third Quarter                    5.00       1.25          10.00      3.75
Fourth Quarter                   3.75      1.875          8.125      6.25

1996
----
First Quarter                   $2.50     $1.875         $8.125    $4.375
Second Quarter                   2.50      1.875          4.375     4.375
Third Quarter                    3.44       2.50           5.94      4.06
Fourth Quarter                   2.50       2.50           3.75      3.44

1997
----
First Quarter (through         $2.625      $2.25          $4.50     $4.00
April 8, 1997)
___________________________

(1) All prices have been adjusted to give retroactive effect to a one-for-five reverse stock split which was effective on December 20, 1996.

(2)  No trading activity during the period.

     The bid and ask prices of the Company's Common Stock on April 8, 1997 were $2.25 and $4.00, respectively, as quoted on the OTC Electronic Bulletin Board. As of April 8, 1997 there were approximately 625 shareholders of record of the Company's Common Stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Approximately 20% of the Company's business is generated during the Christmas holiday season. The Company's cash position will therefore be the highest at the end of December as compared to any other month of the year, and tends to decrease during the first, second, and third quarters of the fiscal year. On June 24, 1996, the Company successfully completed a bridge financing in which it sold an aggregate of 416,670 shares of Series A Convertible Preferred Stock and Class B Warrants entitling the holders to purchase 41,667 shares of Common Stock, realizing net proceeds of $225,000. These proceeds were primarily used to finance the remodeling projects for the St. Louis and Tucson locations, to partially finance the completion of a new store in the Park Meadows Mall in Denver, Colorado, and to purchase various fixtures and equipment associated with improvements for other existing locations.

     On December 27, 1996, the Company consummated the sale of $1,120,000 in Convertible Promissory Notes and 200,000 Class B Warrants, realizing net proceeds of $1,041,600. From the net proceeds, the Company utilized $624,325 to redeem from certain former securityholders an aggregate of 189,180 shares of Common Stock and 32,500 Class C Warrants. This redemption was necessary to facilitate the Company' proposed secondary financing and concurrent listing of its securities on the Nasdaq Stock Market. The Convertible Notes bear interest at the rate of 12% per annum, payable quarterly and are convertible into shares of Common Stock commencing April 1, 1997, at the option of the holder, at a conversion value of $2.80 per share. However, if (i) the Company fails to complete a public offering of its securities by June 30, 1997 or
(ii) the principal balance of the Convertible Notes is not retired by the Company by their Maturity Date, the conversion value is reduced to $1.00 per share. The Company has agreed to retire the Convertible Notes from the proceeds of its proposed public offering. Unless earlier converted or retired, the Convertible Notes mature and become due and payable on December 26, 1999. The obligation of the Company to repay the Convertible Notes is secured by a subordinated security agreement covering all of the Company's tangible and intangible assets.

     The Company used the remaining proceeds from the Bridge Note Financing to pay the accrued cost incurred in the Company's opening of five new stores during the fourth quarter, and for working capital. The proceeds of the Bridge Note Financing were not sufficient to meet all of the Company's capital commitments for its six additional new stores which have opened recently and three additional stores that are scheduled to open over the next four months. Those capital commitments will require additional financing which a portion of the proceeds of the Company's proposed offering have been allocated to satisfy.

     The increases in accounts payable of $861,590, from $291,905 at January 28, 1996 to $1,153,495 at January 26, 1997 reflect expenses for new store construction and existing store remodels that were completed during the last six months of fiscal 1997, and expenses to purchase fixtures and equipment, to finance the increase in inventories for new stores opened in fiscal 1997 and anticipated new store openings in the fourth quarter and three new stores opened in February, 1997 and to finance deferred offering costs for the proposed public offering.

     As a result, the Company's cash position decreased by $115,623 from $327,198 at January 28, 1996 to $211,575 at January 26, 1997.

     During fiscal 1997, the Company continued its efforts to liquidate its common stock position in Global Casinos, Inc. Therefore, marketable securities decreased from $45,113 at January 28, 1996 to $6,813 at January 26, 1997. Management intends to liquidate its remaining securities holdings as allowed by the general market conditions.

     During fiscal 1997, the Company invested $1,332,575 in property and equipment. Approximately $1,027,000 of this investment represents leasehold improvements and investments in equipment and fixtures in connection with new store projects completed in Denver, Colorado, Bellevue, Washington, six new stores recently opened in Florida and New Jersey, and three new stores opened in February, 1997 in Florida and Nevada. Approximately $184,000 of this investment represents leasehold improvements and investments in equipment and fixtures in connection with three existing locations remodeled in San Mateo, California, St. Louis, Missouri, and Tucson, Arizona. Approximately $75,000 represents investments in corporate office improvements and purchases of furniture and fixtures in connection with the relocation of the corporate office in January, 1996. The remaining approximately $46,000 represents minor improvements and maintenance of other existing store locations.

     Therefore, property and equipment, net of accumulated depreciation, increased $1,056,212, from $977,727 at January 28, 1996, to $2,033,939 at
January 26, 1997. At January 28, 1996, the Company's trademark assets were $87, 833 net of accumulated amortization, which represented the goodwill associated with the Impostors trademark and other intellectual property acquired as part of the purchase of the Impostors' assets in February, 1994.

     As of January 26, 1997, the Company had total outstanding liabilities of $3,814,371 compared to $1,994,590 at January 28, 1996, representing an increase of $1,819,781 which was due to an increase in current liabilities of $739,941 from $1,178,567 at January 28, 1996 to $1,918,508 at January 26, 1997
and the result of the $1,120,000 Convertible Promissory Notes executed on December 27, 1996. During fiscal 1997, management continued its efforts to purchase larger quantities of inventories to maintain favorable inventory costs and to increase inventory levels to accommodate the opening of the six new locations which occurred in the months of August, November and December. As a result of the foregoing, and the fiscal 1997 increase in accounts payable of $861,590 as discussed above, working capital decreased by $515,113 from $683,172 at January 28, 1996 to $168,059 at January 26, 1997.

     The amount borrowed from related parties was $74,420 at January 26, 1997 which reflects a reduction of $24,459 from the January 28, 1996 figure of $98,879. During the 1997 fiscal year the Company also reduced other short- and long-term notes by $181,663. However, other notes payable increased from $1,138,766 at January 28, 1996 to $2,055,936 at January 26, 1997, which increase was due to the execution of the $1,120,000 Convertible Promissory Notes executed on December 27, 1996. As of April 1, 1997, the Company was in arrears in the payment of three notes totaling, in the aggregate, $195,500. Management has been in discussions with the three noteholders and plans to retire these three notes with the proceeds from the proposed public offering.

     Other than the $1,120,000 Convertible Notes, the largest portion of the Company's long-term debt is comprised of a $635,000 promissory note, which note carries interest at the rate of 10% per annum, is payable in monthly interest payments of approximately $5,300 and is due February 22, 1998. The note is secured by the Company's assets.

     As a result of the Company's net income for the fiscal year ended January 26, 1997 of $354,524, the accumulated deficit decreased from $1,716,031 at January 28, 1996 to a deficit of $1,361,507 at January 26, 1997. However, although the Company's equity increased by the $225,000 proceeds realized from the Bridge Offering in June, 1996, the December 27, 1996 repurchase of 189,180 common shares as discussed above for a total consideration of $624,325, reduced stockholders' equity in the 1997 fiscal year from $1,042,204 at January 28, 1996 to $997,403 at January 26, 1997.

     Net cash provided by operating activities improved for the fiscal year ended January 26, 1997 to $1,093,363 as compared to net cash provided by operating activities of $284,890 for the fiscal year ended January 28, 1996. The principal cause of the change in cash flow generated by operations for the fiscal years ended January 26, 1997 and the fiscal year ended January 28, 1996 was the increase in accounts payable and other accrued liabilities of $901,609 and $99,834 for the two periods respectively. The improvement in cash generated by operations also reflects the reduction of overhead costs by approximately $130,000, and an improvement from an operating loss for the fiscal year ended January 28, 1996 of $37,298 to an operating income of $326,439 for the fiscal year ended January 26, 1997.

     During the fiscal year ended January 26, 1997, the Company invested $1,332,575 in capital equipment, which reflects the investments in leasehold improvements, furniture and equipment discussed above.

     Net cash provided by financing activities for the fiscal years ended January 26, 1997 and January 28, 1996 was $123,589 and $36,281, respectively. The change of $87,308 represents the net effect of the Company obtaining additional financing during fiscal 1997 of approximately $1,345,000 from a $225,000 convertible preferred offering in June, 1996 and convertible promissory notes of $1,120,000 on December 27, 1996. As discussed above, $624,325 of the funds were utilized to repurchase 189,180 shares of common stock to facilitate the Company's listing on the Nasdaq Stock Market. The remainder of the funds were used to finance to Company's retail chain expansion, and to fund the Company's deferred offering costs of $425,423 at January 26, 1997.

     The foregoing resulted in a decrease in the Company's cash position of $115,623 from $327,198 January 28, 1996 to $211,575 at January 26, 1997

     At January 26, 1997, the Company had a net operating loss carryforward ("NOL") for federal tax purposes of approximately $298,000 that may be utilized to offset future profits. Due to the public offering, the usage of the NOL may be limited in any one period under Section 382 of the Internal Revenue Code.

     As mentioned above, during the months of August, September, October, November and December, the Company opened six additional retail locations. These locations are at the Park Meadows Mall in Denver, Colorado, the Coastland Center in Naples, Florida, Sawgrass Mills in Sunrise, Florida, Bayside Marketplace in Miami, Florida, Menlo Park in Edison, New Jersey, and Garden State Plaza in Paramus, New Jersey. In addition, during the month of February, 1997 the Company opened three additional locations, one at the Rio Hotel and Casino in Las Vegas, Nevada, one at Beachplace, Fort Lauderdale, Florida, and one location at Miami International Mall in Miami, Florida. The Company has executed four additional leases to open new locations in the second quarter of fiscal 1998. These stores will be located in Orange County, California, Ft. Lauderdale, Florida and Washington, DC. Other sites are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital commitment of approximately $100,000-$200,000 which includes leasehold improvements, furniture, fixture, equipment and inventory.

     The Company believes the proceeds from its proposed offering, along with cash flow generated by operations will be sufficient to meet the Company's capital needs over the next 12 months. However, if the Company is unsuccessful in securing the contemplated financing, its ability to pursue additional opportunities for distribution and retail store expansion will be significantly impaired and the results of operations for future periods may be adversely affected.

RESULTS OF OPERATIONS
---------------------
     The following table sets forth for the periods indicated, the percentage relationship between selected items in the Statements of Operations to revenues:

                                     Fiscal                   Fiscal
                                   Year Ended               Year Ended
                                January 28, 1996         January 26, 1997
                                -----------------         --------------

Revenues                          $9,069,840    100%      $9,773,700   100%
Cost of goods sold                 2,690,658   29.7%       2,823,733  28.9%
Gross margin                       6,379,182   70.3%       6,949,967  71.1%

Operating expenses                 6,416,480   70.7%       6,623,528  67.8%
Operating income (loss)              (37,298) (0.4)%         326,439   3.3%
Other income (expenses), net        (279,924) (3.1%)           6,465    nil
Income (loss) before
     discontinued operations        (156,222) (1.7)%         340,904   3.5%
Net income (loss) available
     to common shareholders          114,219   1.3 %         341,949   3.5%
Net income (loss) per common
     share                               .23                     .44


RESULTS OF OPERATIONS - FISCAL 1997 COMPARED TO FISCAL 1996
-----------------------------------------------------------
     The Company's revenues increased from $9,069,480 for the period ended January 28, 1996 to $9,773,700 for the fiscal year ended January 26, 1997, an increase of $704,220 or 7.8%. The Company revenues of $9,773,700 are reflective of the 26 retail locations that were open for the entire fiscal year and the additional six locations opened during the third and fourth quarter of fiscal 1997. In August, 1996, the Company opened its 27th location at the new Park Meadows Mall in Denver, Colorado. In November, 1996, the Company opened three additional locations, at the Coastland Center in Naples, Florida, at Sawgrass Mills, Sunrise, Florida, and at the Bayside Galleria in Miami, Florida. In December, 1996 the Company opened two locations in New Jersey, one at Garden State Plaza, in Paramus, New Jersey and one location at the Menlo Park Mall in Edison, New Jersey.

     During fiscal 1997, management's focus was to a large extent directed on the expansion of the Company's retail chain and also on the Company's secondary financing. Wholesale sales therefore decreased in the period from $111,033 at January 28, 1996 to $33,856 at January 26, 1997, a decrease of $77,177. Upon completion of the public financing, management expects to devote additional personnel and resources to develop its wholesale business. However, for the next twelve months, the wholesale business is expected to remain a small percentage of the Company's total revenues.

     For the fiscal year ended January 26, 1997, the Company's same store sales (consisting of 26 stores) increased by 3.8% or approximately $320,048. The same store sales increase can be attributed to a continued improvement in the Company's merchandising strategy, focusing mainly on high quality, designer inspired jewelry collections, and the remodeling of three locations in fiscal 1997.

     Although management expects that same store sales will continue to increase in the future, especially as existing stores are remodeled and refixtured, it is anticipated that any material future increase in total sales will depend on the Company's ability to expand its number of stores. The Company expects that over the next twelve months planned store expansion will not require a proportionate increase in corporate overhead expenses.

     For the fiscal year ended January 26, 1997, cost of goods sold was $2,823,733, and the gross margin was $6,949,967, or approximately 71.1%. For the fiscal year ended January 28, 1996, cost of goods sold was $2,960,658, and the gross margin was $6,379,182, or approximately 70.3%. Included in cost of goods sold are inventory shrinkage of $62,493 and $80,266 for the fiscal years ending January 28, 1996 and January 26, 1997 respectively. Management attributes the improvement in gross margin of 0.8% to less promotional activity and improved buying opportunities offering lower merchandise costs.

     Selling, general and administrative expenses were $6,079,410 and $6,330,097 for the fiscal years ended January 28, 1996 and January 26, 1997, respectively. As a percentage of sales, selling, general and administrative expenses decreased from 67.0% in fiscal 1996 to 64.8% in fiscal 1997. The percentage decrease reflects the Company's ability to add additional retail locations without a proportionate increase in corporate overhead expenses as discussed above. The majority of the selling and administrative expenses are comprised of personnel expenses which amounted to $2,898,069 and $2,945,431 in fiscal 1996 and fiscal 1997 respectively. The other major operating expense category is occupancy costs, which was $1,974,132 and $2,067,727 for the fiscal years ending January 28, 1996 and January 26, 1997 respectively. Depreciation and amortization expense was $337,070 and 293,431 for fiscal 1996 and fiscal 1997, respectively. The decrease of $43,639 is representative of a reduced depreciatable asset base, and the addition of new stores late in the fiscal 1997 year.

     Included in selling, general and administrative expenses are corporate overhead expenses in the amount of $1,386,701 and $1,518,416 for the fiscal years ended January 26, 1997 and January 28, 1996, respectively, which represents a decrease of $131,715. As a percentage of sales, corporate overhead expenses decreased from of 16.7% of sales in fiscal 1996 to 14.2% at January 26, 1997. The Company attributes the decrease in corporate overhead expenses to lower personnel and occupancy costs realized from the relocation of the corporate offices from California to Colorado in January, 1996.

     As a result of the foregoing, the Company's operating income improved from an operating loss of $37,298 for the year ended January 28, 1996 to an operating profit of $326,439 for the year ended January 26, 1997, an improvement of $363,737 over the prior year.

     Net interest expense was $111,022 and $108, 180 for the fiscal years ended January 26, 1997, and January 26, 1996, respectively. The increase of $2,840 represents additional interest expense incurred from the execution of the $1,120,000 convertible notes on December 27, 1996, which interest is 12% or approximately $11,200 per month. As discussed above, the Company utilized the majority of the net proceeds from this financing to repurchase 189,180 common shares for a total purchase price of $624,325, while the remainder $417,275 was used to finance new store expansion. The Company's gain on marketable securities of $12,264 at January 26, 1997 compared to a loss of $182,643 at January 28, 1996 related to the Company's holdings in Global Casinos, Inc. During fiscal 1997, the Company sold most of its holdings of these securities, and intends to liquidate its remaining position as market conditions permits

     For the fiscal year ended January 26, 1997, the Company recorded gains on settlements of $55,626. Gains on settlements includes a gain of approximately $25,000 which represented a final settlement of a recorded liability and funds held in escrow that were used to satisfy certain liabilities to unsecured creditors of the predecessor company. Gains in settlements also includes gains from debt settlements of approximately $26,000 realized from settlements with former franchisees.

     For the fiscal year ended January 26, 1997, other income was $55,297 compared to $10,889 for the same twelve month period in fiscal 1996. Other income also included $25,000 in license fees from three former franchisees who operate five independent Impostors locations. These former franchisees have executed license agreements with the Company which entitles them to use the Impostors name to operate their stores for one year. The license fee for one store is $5,000 annually, which agreements may be renewed annually at the Company's discretion. The Company recently renewed these agreements to extend until February 1, 1998. As a result of the foregoing, income before discontinued operations, net of income tax benefit was $340,904 compared to a loss of $156,222 for fiscal 1996.

     Income from discontinued operations of $13,620 and $270,441 for fiscal 1997 and fiscal 1996, respectively, represents negotiated settlements with creditors relating to the Company's previous gaming operations.

     Based on the foregoing, the Company reported a net income available to common shareholders of $341,949 for the fiscal year ended January 26, 1997, which translates to a net income per share of $.44 based on weighted average shares outstanding of 777,048. For the fiscal year that ended January 28, 1996, net income available to common shareholders was $114,219 or $.23 per share, based on 495,800 weighted average shares outstanding.

     The Company's continued profitability will depend on the Company's ability to further expand its number of retail locations in profitable markets, the ability to generate favorable lease cost/sales ratios, the ability to continue to control overhead expenses and the capability to take advantage of other distribution opportunities.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in a material impact on the income and expenses of the Company.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
     In March 1996, the Financial Accounting Standards Board issued a statement entitled "Accounting for Impairment of Long-Lived Assets." In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recover ability would be performed. If an evaluation is required, the estimated future in discounted cash flows associated with the asset would be compared to asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the January 26, 1997 financial statements.

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

                                   PART III

     Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of January 26, 1997.


                                    PART IV

            EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS
--------------------

     The following financial statements are filed as part of this report:

     1.        Independent Auditor's Reports

     2.        Balance Sheet - For the Year Ended January 26, 1997

     3.        Statements of Operations - For the Fiscal Years Ended January
                   26, 1997 and January 28, 1996

     4.        Statements of Changes In Stockholders' Equity - For the Period
                   from January 1, 1995 through January 26, 1997

     5.        Statements of Cash Flows - For the Fiscal Years Ended January
                   26, 1997 and January 28, 1996

     6.        Notes to Financial Statements


FINANCIAL STATEMENT SCHEDULES
-----------------------------
     None


CURRENT REPORTS ON FORM 8-K
---------------------------
     None


EXHIBITS
--------

     Exhibit No    Title

     ***** 1.1    Underwriting Agreement
           1.2    Agreement Among Underwriters
           1.3    Master Selected Dealer Agreement
           1.4    Financial Advisory Agreement
           1.5    Form of Lock-up Agreement
           1.6    Letter of Intent with Cohig & Associates, Inc.
     **    3.1    Articles of Incorporation
     **    3.2    Certificate and Articles of Amendment
     **    3.3    By-Laws
     **    4.1    Specimen Certificate of Common Stock
     *     4.2    Specimen Class A Warrant Certificate
     *     4.3    Designations of Series A Convertible Preferred Stock
     *     4.4    1992 Stock Incentive Plan
     *     4.5    1995 Employee Stock Purchase Plan
           4.6    Representative's Share Option Agreement
           4.7    Representative's Warrant Option Agreement
     ***** 4.8    Specimen Convertible Promissory Note
     ***** 4.9    Specimen Convertible Promissory Note and Warrant Purchase
                  Agreement
           5.0    Opinion of Neuman & Cobb
     **    10.1   Copy of signed Stock Transfer Agent Agreement
     *     10.2   Warrant Agreement
     ***   10.3   Amendment No. 1 to Definitive Agreement and Plan of
                  Reorganization, dated March 16, 1993
     ***   10.4   Amended Plan of Reorganization dated January 24, 1994
     ***   10.5   Order Confirming Amended Plan of Reorganization dated
                  February 24, 1994
     ***   10.6   Commitment Letter dated January 4, 1994
     ***   10.7   Amendment to Commitment Letter dated January 21, 1994
     ***   10.8   Conveyance and Bill of Sale dated March 3, 1994
     ***   10.9   Assumption Agreement dated March 3, 1994
     *     10.10  Employment Agreement with Sissel Greenberg
     *     10.11  Consulting Agreement with Cohig & Associates, Inc.
     ****  16     Letter of Schumacher & Bruce, Inc. on change in certifying accountant

------------------------------

     * Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 333-8741.

     ** Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.

     *** Incorporated by reference from the Company's Current Report on Form 8-K dated March 3, 1994

     **** Incorporated by reference from the Company's Current Report on Form 8-K dated February 16, 1995

     ***** Incorporated by reference from the Company's Registration
           Statement on Form SB-2, S.E.C. File No. 333-19901

                            PREMIER CONCEPTS, INC.

                             Financial Statements
                          For the Fiscal Years Ended
                     January 26, 1997 and January 28, 1996

                         INDEX TO FINANCIAL STATEMENTS

                                                                      Page
INDEPENDENT AUDITOR'S REPORTS. . . . . . . . . . . . . . . . . . . . . . . F-2

BALANCE SHEET - For the Year Ended January 26, 1997  . . . . . . . . . . . F-3

STATEMENTS OF OPERATIONS - For the Fiscal Year Ended January 26, 1997
     and January 28, 1996  . . . . . . . . . . . . . . . . . . . . . . . . F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - For the Fiscal
     Years Ended January 26, 1997 and January 28, 1996 . . . . . . . . . . F-5

STATEMENTS OF CASH FLOWS - For the Fiscal Year Ended
     January 26, 1997 and January 28, 1996 . . . . . . . . . . . . . . . . F-6

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . F-7


                         INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Premier Concepts, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Premier Concepts, Inc. as of January 26, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal year ended January 26, 1997 and January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Concepts, Inc., as of January 26, 1997, and the results of its operations and its cash flows for the fiscal year ended January 26, 1997 and January 28, 1996, in conformity with generally accepted accounting principles.



/s/Hein + Associates llp

Hein + Associates llp

Denver, Colorado
April 2, 1997

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                               JANUARY 26, 1997

                                    ASSETS
Current Assets:
   Cash and cash equivalents                                 $   211,575
   Marketable securities                                           6,813
   Merchandise inventories                                     1,749,643
   Prepaid expenses and other                                    118,536
                                                            -------------
         Total current assets                                  2,086,567

Property and Equipment, net                                    2,033,939

Other Assets:
   Trademarks, net of accumulated amortization of $56,167         87,833
   Deferred offering costs                                       425,423
   Deferred tax asset                                             39,000
   Other                                                         139,012


                                                            -------------
Total Assets                                                 $ 4,811,774
                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current portion of long-term debt:
      Related parties                                        $    74,420
      Other                                                      263,312
   Accounts payable                                            1,153,495
   Accrued liabilities                                           427,281
                                                            -------------
         Total current liabilities                             1,918,508

Long-term Debt, less current portion                           1,792,624

Deferred Rent                                                    103,239
                                                            -------------
         Total liabilities                                     3,814,371
                                                            -------------
Commitments (Note 5)

Stockholders' Equity:
   Preferred stock, $.10 par value, 20,000,000 shares
   authorized; 416,670 shares issued and outstanding
   at January 26, 1997                                            41,667
   Common stock, $.002 par value; 850,000,000 shares
   authorized; 560,167 shares issued and outstanding               1,120
   Additional paid-in capital                                  2,316,123
   Accumulated deficit                                        (1,361,507)
                                                            -------------
         Total Stockholders' Equity                              997,403
                                                            -------------
Total Liabilities and Stockholders' Equity                   $ 4,811,774
                                                             ===========

               See accompanying notes to these financial statements.

                              PREMIER CONCEPTS, INC.
                             STATEMENTS OF OPERATIONS

                                                  For the         For the
                                                  Fiscal          Fiscal
                                                Year Ended      Year Ended
                                                January 26,     January 28,
                                                   1997            1996
                                              --------------  --------------
Net Revenues:
   Retail                                      $ 9,739,844     $ 8,958,807
   Wholesale                                        33,856         111,033
                                               ------------    ------------
         Total revenues                          9,773,700       9,069,840

Cost of Goods Sold                               2,823,733       2,690,658
                                               ------------    ------------
   Gross margin                                  6,949,967       6,379,182

Operating Expenses:
   Selling, general and administrative           6,330,097       6,079,410
   Depreciation and amortization                   293,431         337,070
                                               ------------    ------------
         Total operating expenses                6,623,528       6,416,480
                                               ------------    ------------
Operating Income (Loss)                            326,439         (37,298)

Other Income (Expense):
   Interest expense, net                          (116,722)       (108,180)
   Gain (loss) on marketable securities, net        12,264        (182,643)
   Gain on settlements                              55,626            -
   Other                                            55,297          10,899
                                               ------------    ------------
         Other, net                                  6,465        (279,924)
                                               ------------    ------------
Income (Loss) Before Income Tax Benefit and
  Discontinued Operations -                        332,904        (317,222)
    Income tax benefit                               8,000         161,000
                                               ------------    ------------
Income (Loss) Before Discontinued Operations       340,904        (156,222)

Discontinued Operations:
   Income from discontinued operations, net
      of income tax expense of $8,000 and
      $161,000 for the years ended January
      26, 1997 and January 28, 1996                 13,620         270,441
                                               ------------    ------------
Net Income                                     $   354,524     $   114,219
                                               ===========     ===========
Net Income Available to Common Shareholders    $   341,949     $   114,219
                                               ===========     ===========
Net Income (Loss) Per Common Share:
   Before discontinued operations              $       .44     $      (.31)
   Discontinued operations                             .02             .54
   Dividends applicable to preferred stock            (.02)             -
                                               ------------    ------------
         Net income per common share           $       .44     $       .23
                                               ===========     ===========
Weighted Average Common Shares Outstanding         777,408         495,800
                                               ===========     ===========

             See accompanying notes to these financial statements.

                                            PREMIER CONCEPTS, INC.
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 28, 1996 THROUGH JANUARY 26, 1997
                                                                      Additional
                               Preferred Stock       Common Stock       Paid-In   Accumulated
                              Shares    Amount      Shares   Amount     Capital     Deficit      Total
                              -------   -------    --------- ------  ------------ ----------   --------
BALANCES, January 30, 1995       -      $  -       434,388   $  868  $2,245,167 $(1,830,250)  $  415,785

  Common stock issued for:
    Private placement            -         -       234,000      468     282,032        -         282,500
    Settlement of claims         -         -        53,959      108     184,592        -         184,700
    Services                     -         -        27,000       54      44,946        -          45,000
  Net income                     -         -          -         -          -        114,219      114,219
                              -------   -------   ---------   -----  ----------- -----------  -----------

BALANCES, January 28, 1996       -         -       749,347    1,498   2,756,737  (1,716,031)   1,042,204

  Preferred stock issued
    for cash                  416,670    41,667       -         -       183,333        -         225,000
  Redemption and cancel-
    lation of common stock       -         -      (189,180)   (378)    (623,947)       -        (624,325)
  Net income                     -         -          -         -       354,524     354,524
                              -------   -------   ---------   -----  ----------- -----------  -----------
BALANCES, January 26, 1997    416,670   $41,667    560,167   $1,120  $2,316,123 $(1,361,507)  $  997,403
                              =======   =======    =======   ======  ========== ============  ==========


                             See accompanying notes to these financial statements.


                            PREMIER CONCEPTS, INC.
                           STATEMENTS OF CASH FLOWS

                                              For the Fiscal  For the Fiscal
                                                Year Ended      Year Ended
                                                January 26,     January 28,
                                                   1997            1996
                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $   354,524     $   114,219
  Adjustments to reconcile net income
    to net cash from operating activities:
      Stock for services                              -             45,000
      Gain on settlements of debt                  (55,626)           -
      Reduction of accounts payable -
        discontinued operations                    (21,620)       (431,441)
      Provision for store closure                     -              8,307
      Depreciation and amortization                293,431         337,070
      Deferred tax asset                           (39,000)           -
      (Gain) loss on marketable securities         (12,264)        182,643
      Other, net                                   (46,584)        (13,201)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Marketable securities, net                    50,564         156,374
      Merchandise inventories                     (355,718)       (197,665)
      Other assets                                 (23,033)        (40,870)
    Increase (decrease) in:
      Accounts payable and accrued liabilities     901,609          99,834
      Other liabilities                             47,080          24,620
                                                -----------      ----------
    Net cash provided by operating activities    1,093,363         284,890

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property
    and equipment                               (1,332,575)       (165,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred offering costs                         (425,423)           -
  Proceeds from the issuance of preferred
    stock                                          225,000            -
  Proceeds from issuance of common stock              -            282,500
  Proceeds from issuance of notes payable        1,130,000         100,000
  Payment on notes payable                        (181,663)       (346,219)
  Redemption of common stock                      (624,325)           -
                                                -----------      ----------
    Net cash provided by financing activities      123,589          36,281
                                                -----------      ----------
INCREASE (DECREASE) IN CASH                       (115,623)        156,034

CASH AND CASH EQUIVALENTS, beginning
  of period                                        327,198         171,164
                                                -----------      ----------
CASH AND CASH EQUIVALENTS, end of period        $  211,575       $ 327,198
                                                ==========       =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION:
  Cash paid for interest                        $  111,744       $ 102,134
                                                ==========       =========
  Conversion of liabilities to equity
   securities                                   $     -          $ 184,700
                                                ==========       =========
             See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------------------------------
     NATURE OF OPERATIONS -
     --------------------
     Premier Concepts, Inc. (the Company) was incorporated in the state of Colorado in 1988. During 1993, the Company acquired certain real estate located in a limited stakes gaming city in Colorado, which were exchanged during 1993 for common stock of Global Casinos, Inc. (Global), a company which had two common directors. During 1994, the Company purchased out of bankruptcy certain assets and liabilities of American Fashion Jewels, Inc. (Impostors) and, in a separate transaction, Mirage Concepts, Inc. (Mirage), both of which are retail chains of reproduction jewelry stores. As of January 26, 1997 the Company operated 32 retail stores with a geographic concentration of stores in California, including one store in San Francisco, California that accounted for approximately 14% and 17% of total revenues during the fiscal year ended January 26, 1997 and January 28, 1996, respectively.

     FISCAL YEAR -
     -----------
     The Company's year is a 52/53-week period ending on the last Sunday in January. Fiscal year ended January 26, 1997 (fiscal 1997) and January 28, 1996 (fiscal 1996) contained 364 days of activity.

     INVENTORIES -
     -----------
     Inventories consist primarily of merchandise which is held for resale. Inventories are stated at the lower of cost or market, as calculated using the average-cost method.

     PROPERTY AND EQUIPMENT -
     ----------------------
     Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a 5 to 10-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

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

     DEFERRED OFFERING COSTS -
     -----------------------
     The amount represents costs incurred in connection with a proposed public offering that was in process at January 26, 1997. This amount will be offset against the proceeds if the offering is successful, or expensed in operations if the offering is unsuccessful.

     MARKETABLE SECURITIES -
     ---------------------
     Trading securities, all of which are equity investments, are carried at market value at the balance sheet date. All of the marketable securities at January 26, 1997 are common stock of Global. Realized gain (loss) on marketable securities is determined based on specific identification of securities sold.

     The change in the net unrealized holding loss for the years ended January 26, 1997 and January 28, 1996 was $142,402 and $20,243,
     respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -
     -----------------------------------
     The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of marketable securities, accounts payable, and accrued liabilities approximate fair value. The fair value of certain notes payable is less than their carrying value as generally their interest rates are lower than the Company's current effective annual borrowing rate, however, the difference is not considered significant.

     CASH EQUIVALENTS -
     ----------------
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     NET INCOME (LOSS) PER COMMON SHARE -
     ----------------------------------
     Net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Dividends, including those accrued but not yet paid on preferred stock is deducted to arrive at net income (loss) available to the common shareholders. Dilutive options, convertible preferred stock and warrants have been included in the calculation of net income per common share for the fiscal year ended January 26, 1997 and January 28, 1996.

     LICENSE AGREEMENTS -
     ------------------
     The Company grants license agreements to entities for the use of the Impostor's name. License fees are recognized as income on a straight-line basis over the term of the agreement.

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

     IMPAIRMENT OF LONG-LIVED ASSETS -
     -------------------------------
     Effective January 29, 1996, the Company adopted Financial Accounting Standards Board Statement 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the January 26, 1997 financial statements.

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

     STOCK BASED COMPENSATION -
     ------------------------
     In fiscal 1997, the Company adopted Financial Accounting Standards Board "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and is subject only to the disclosure requirements prescribed by FAS 123.


2.   DISPOSITIONS:
     ------------
     In 1993, the Company exchanged its ownership in certain real estate and a note receivable for 2,500,000 and 200,000 shares of common stock, respectively, in Global, of which 2,409,700 shares of Global's common stock were distributed to stockholders' of the Company during 1993. The remaining 290,300 shares were held by the Company, which represents less than 5% of Global's outstanding common stock. After distributing the Global common stock to the Company's stockholders, there remained substantial liabilities to uncollateralized creditors related to prior activities of the Company. As of January 26, 1997 and January 28, 1996, the Company had accounts payable of $45,865 and $80,884, respectively, that related to the prior activities of the Company. Certain of these creditors have filed claims against the Company demanding payment. The Company has negotiated settlements with certain creditors, which has resulted in income before income tax expense, totaling approximately $-0-and $209,000 during the years ended January 26, 1997 and January 28, 1996, respectively. The Company also recorded approximately $24,000 and $222,000 of income during the years ended January 26, 1997 and January 28, 1996, respectively, as a result of the reduction in recorded amounts of accounts payable based upon management's estimates of amounts which may ultimately be paid, but the Company has not received formal releases from payment from the creditors. Accordingly, these amounts were recorded as income from discontinued operations, net of income tax expense.


3.   PROPERTY AND EQUIPMENT:
     ----------------------
     At January 26, 1997, property and equipment consists of the following:

          Furniture, fixtures and equipment                    $ 1,145,577
          Leasehold improvements                                 1,749,882
                                                               ------------
                                                                 2,895,459
          Less accumulated depreciation                           (861,520)
                                                               ------------
                                                               $ 2,033,939
                                                               ===========

     Depreciation expense for the years ended January 26, 1997 and January 28, 1996 was $269,044 and $316,670, respectively.


4.   NOTES PAYABLE AND LONG-TERM DEBT:
     --------------------------------
     At January 26, 1997, notes payable and long-term debt consist of the following:

          Related Parties
          ---------------
          Note payable to a stockholder, at 12% principal
          and interest due December 31, 1996.  The Company
          has been in discussions with the noteholder to
          extend the maturity date of the note.                    $ 35,500

          Notes and advances payable to stockholders of
          the Company, payable on demand, non-interest
          bearing.                                                   28,920

          Other                                                      10,000
                                                                   --------
               Total related parties - all current                 $ 74,420
                                                                   ========
          Other
          -----
          Convertible notes payable.  Interest payable
          quarterly at 12%.  Principal due December 26,
          1999 (see further discussion below).                  $ 1,120,000

          Note payable to a bank, interest payable
          monthly at 10%, principal payable in February
          1998, collateralized by cash and inventory.               635,000

          Notes payable to creditors of Impostors from
          bankruptcy  settlement, payable in monthly
          installments plus accrued interest at 6% to 8%,
          over variable terms through December 1999.
          A note totaling $35,000 is guaranteed by former
          stockholders of the Company.                              111,414

          Note payable to a entity, interest payable
          monthly at 12%,  principal payable in January
          1996.  Management has been in discussions with
          the noteholder to pay off the note with part of
          the proceeds from a proposed public offering.             100,000

          Note payable to an entity, payable in monthly
          installments of $10,000 plus accrued interest
          at 12%.  Principal due October 5, 1996.  The
          Company has been in discussions with the
          noteholder to pay off the note with the proceeds
          of the offering.                                           60,000

          Other                                                      29,522
                                                                ------------
                                                                  2,055,936

          Less current portion                                     (263,312)
                                                                ------------
                                                                $ 1,792,624
                                                                ===========

     Principal payments on the above obligations at January 26, 1997 are due as follows:

                                                    Related
                                                    Parties         Other
                                                   --------     ------------
          1998                                     $ 74,420     $    263,312
          1999                                         -             661,541
          2000                                         -           1,131,083
                                                   --------       ----------
                                                   $ 74,420      $ 2,055,936
                                                   ========      ===========

     On December 27, 1996, the Company completed the sale of $1,120,000 in Convertible Notes and 200,000 Class B Warrants, realizing net proceeds of $1,041,600. From the net proceeds, the Company utilized $624,325 to redeem an aggregate of 189,180 shares of Common Stock and 32,500 Class C Warrants from certain former securityholders. The Convertible Notes bear interest at the rate of 12% per annum, payable quarterly and are convertible into shares of Common Stock commencing April 1, 1997, at the option of the holder, at a conversion value of $2.80 per share. However, if (i) the Company fails to complete a public offering of its securities by June 30, 1997 or (ii) the principal balance of the Convertible notes is not retired by the Company by their maturity date, the conversion value is reduced to $1.00 per share. The Company has agreed to retire the Convertible Notes from the proceeds of a proposed public offering. Unless earlier converted or retired, the Convertible Notes mature and become due and payable on December 26, 1999. The obligation of the Company to repay the Convertible Notes is collateralized by a subordinated security agreement covering all of the Company's tangible and intangible assets.


5.   COMMITMENTS:
     -----------

     LEASE COMMITMENTS -
     -----------------
     The Company leases its offices and retail facilities under operating leases for terms expiring at various dates from 1997 to 2012. The corporate office lease has been guaranteed by a director and former directors of the Company. The aggregate minimum annual lease payments under leases for the fiscal year are as follows:

          1998                                                  $  2,138,431
          1999                                                     2,065,399
          2000                                                     1,991,567
          2001                                                     1,781,665
          Thereafter                                               5,351,257
                                                                ------------
          Total minimum lease payments                          $ 13,328,319
                                                                ============

     Most leases also provide for payment of operating expenses, real estate taxes and in some cases for additional rent based on a percentage of sales. Rental expense was $2,067,727 and $1,977,718 for the years ended January 26, 1997 and January 28, 1996, respectively.

     LITIGATION SETTLEMENT -
     ---------------------
     The Company entered into a commitment to guarantee the value of 55,000 shares of Global stock and 2,750 shares of the Company's common stock related to a settlement with a former creditor. Under the terms of the agreement, the Company agreed to buy back or guarantee that the total "asking" price of the combined common shares would equal $200,000 at March 1, 1995. In the year ended January 28, 1996, the Company settled with the former creditor for the issuance of an additional 46,792 shares of the Company's stock, valued at $171,625.


6.   STOCKHOLDERS' EQUITY:
     --------------------
     STOCK REDEMPTION -
     ----------------
     During December 1996, the Company redeemed from certain securityholders, 189,180 shares of its common stock and 32,500 of its Class C warrants for $624,325.

     PREFERRED STOCK -
     ---------------
     The Board of Directors has authority to divide the class of the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series as permitted by the Company's articles of incorporation at the time of designation.

     During June 1996, the Company sold 208,335 units at $1.20 per unit in a private offering. Each unit includes two shares of Series A Convertible Preferred Stock and one warrant. Five warrants currently entitle the holder to purchase one share of common stock at $5 per share and are exercisable through June 1998. Each share of Series A Preferred Stock is entitled to $.051 per annum cumulative dividends and is convertible commencing in June 1997 at a rate of five shares of preferred stock for one share of common stock. If the Company completes a public offering of common stock, the preferred shares will automatically convert into 102,041 shares of common stock and five warrants will automatically be exchanged for two warrants offered in the proposed public offering.

     COMMON SHARES -
     -------------
     In December 1996, the Company's shareholders approved a 1 for 5 reverse stock split and a change in the par value from $.0004 to $.002 per share. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect this reverse split.

     During 1994, the Company sold, in a private placement, 92,750 units for $10.00 per unit. Each unit consisted of two shares of common stock and a warrant for the purchase one share of common stock at a purchase price of $10.00 per share, exercisable through December 31, 1995. The Company has extended the term of the warrants to December 31, 1997. As discussed above, the Company redeemed warrants for the purchase of 32,500 shares of common stock for $10,000.

     During the year ended January 28, 1996, the Company sold in a private placement, 234,000 shares of common stock at $1.25 per share. Also, during the year ended January 28, 1996, the Company issued 53,959 shares of common stock in settlement of liabilities and guarantees of liabilities and 27,000 shares of common stock in payment for services, including 2,400 issued to an officer and director, and 2,600 issued to a director. The Company has agreed to register 102,041 shares, under the Securities Act of 1933.

     EMPLOYEE STOCK PURCHASE PLAN -
     ----------------------------
     During June 12, 1995, the Company adopted a qualified Employee Stock Purchase Plan (ESPP). The Company has been authorized through the ESPP to offer up to 20,000 shares per year over a three-year term, or a total of 60,000 shares, to the Company's employees. The ESPP includes certain restrictions which preclude participation by part-time employees and employees owning 5% or more of the Company's common stock. The purchase price for the shares may not be less than 85% of the market value of the stock on either the enrollment date or the exercise date as those terms are defined in the ESPP. No shares of common stock have been issued under the ESPP and there have been no subscriptions of employees to participate in the plan.

     STOCK OPTION PLAN -
     -----------------
     The Company has an Incentive Stock Option Plan (Plan) which provides for the grant of options to purchase up to 230,000 shares of the Company's common stock to officers and employees of the Company. Options are granted at a price equal to the market value at the date of grant.
     Options were granted in 1994 to an officer/director on 40,000 shares at an exercise price of $5; in fiscal 1996, the exercise price was reduced to $1.875 per share, and the term was extended to June 20, 2001. An additional 20,000 incentive stock options were granted to other employees in fiscal 1996 at $1.875 per share, which expire in December 2000 and of which 7,000 were forfeited in fiscal 1997. All of these options are currently vested. No options have been exercised.

     In March 1996, the Company granted incentive stock options for 80,000 shares to employees, at an exercise price of $2.50, which expire in 2001. During 1996, 20,000 of these options were canceled due to termination of an employee. Of the remaining stock options for 60,000 shares of common stock, 30,000 of these incentive stock options have vested immediately and 15,000 vest on each of the first and second anniversary dates.

     Subsequent to January 26, 1997, the Company granted incentive stock options for 25,000 shares of common stock to the Company's president, at an exercise price of $3.25 and which expire in January 2002. Options for the purchase of (i) 15,000 shares of common stock vest in June 1997,
     (ii) 10,000 shares of common stock vest in June 1998.

     Subsequent to January 26, 1997, the Company granted incentive stock options for 28,000 shares of common stock to employees at an exercise price of $3.25, and which expire in January 2002. Options for the purchase of (i) 13,000 shares of common stock vested immediately,
     (ii) 10,000 shares of common stock vest in January 1998, and
     (iii) 5,000 shares of common stock vest in January 1999.

     In April 1996, the Company adopted an non-qualified option plan (Director
     Plan) for outside directors. Each outside director is to be granted stock options for each full year of service for the purchase of 5,000 shares of common stock at a price equal to 100% of the fair market value of the Company's common stock at the date of grant. During fiscal 1996, the Company issued options on a total of 25,000 shares to directors of the Company under the Director Plan and options for 12,000 shares to directors in return for guaranteeing the Company's corporate office lease, at an exercise price of $2.50 and which expire in 2000. During fiscal 1997, the Board of Directors approved an increase in options from 5,000 to 10,000 that will be granted to outside directors for fiscal 1998.

     Subsequent to January 26, 1997, the Company granted to a director an option for the purchase of 5,000 shares at $3.25 per share for services for the fiscal year ended January 26, 1997, which expires January 2002.

     The following is a table of activity under these plans:

                                          1997                     1996
                                   -------------------      -------------------
                                              Weighted                 Weighted
                                               Average                  Average
                                    Number    Exercise      Number     Exercise
                                   of Shares    Price      of Shares     Price
                                   ---------  --------     ---------   --------
     Outstanding, beginning
     of year                        97,000      $2.113      40,000      $5.00
        Granted to:
           Employees, including
             exchanges              80,000       2.500      60,000       1.875
           Directors                  -            -        25,000       2.500
           Directors - lease
             guarantee                -            -        12,000       2.500
        Exchanged*                    -            -       (40,000)     (5.000)
        Forfeited                  (27,000)      2.338        -           -
                                   --------                --------
     Outstanding, end of year      150,000       2.279      97,000       2.113
                                   =======                  ======
     ------------------------

     * All options outstanding at January 29, 1995 were reissued with an exercise price at $1.875.

     For all options granted during fiscal 1997 and 1996, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. Due to the extremely limited trading activity of the Company's common stock, for the purpose of pricing Incentive Stock Options and Non-qualified Stock Options, the fair market value of the Company's common stock is determined by the average of the bid price as quoted on the OTC Electronic Bulletin Board on the date of grant and a date two weeks subsequent to the date of grant.

     The weighted average contractual life for all options as of January 26, 1997 was approximately 3.8 years, with the exercise prices ranging from $1.875 to $2.50. At January 26, 1997, options for 120,000 were exercisable and options for the remaining shares become exercisable pro rata through fiscal 1999. If not previously exercised, options outstanding at January 26, 1997, will expire as follows:

                                                                     Weighted
                                                                      Average
                                                    Number           Exercise
                                                   of Shares           Price
                                                   ---------         --------
          1998                                        5,000           $1.875
          1999                                          -                -
          2000                                          -                -
          2001                                       45,000            2.388
          2002                                      100,000            2.250
                                                    -------           ------
                                                    150,000           $2.279


     PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES -
     ----------------------------------------------
     The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amount indicated below.

                                                       Fiscal Years Ended
                                                  -----------------------------
                                                  January 26,       January 28,
                                                     1997              1996
                                                  -----------       -----------

     Net income (loss) applicable to common
     shareholders:
          As reported                              $ 341,949        $ 114,219
          Pro forma                                  275,541          (44,599)
     Net income (loss) per common share:
          As reported                                   0.44             0.23
          Pro forma                                     0.35             (.09)

     The fair value of each employee option granted in fiscal year 1997 and 1996, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       Fiscal Years Ended
                                                  -----------------------------
                                                  January 26,       January 28,
                                                     1997              1996
                                                  -----------       -----------
     Expected volatility                             176%              167%
     Risk-Free interest rate                         6.5%              6.5%
     Expected dividends                               -                 -
     Expected terms (in years)                       5.0               5.0


7.   INCOME TAXES:
     ------------
     The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the fiscal year ended:

                                                  January 26,       January 28,
                                                     1997              1996
                                                  -----------       -----------
     Statutory rate                                   34%               34%
     Effect of graduated rate                         -               (4.6%)
     State income taxes, net of Federal
          income tax benefit                         3.3%               3.3%
     Reduction in valuation allowance
          due to usage of net operating
          loss carryforwards and change
          in temporary differences                  (38.3)%           (32.7%)
     Other                                            1%                 -
                                                    -------           -------
                                                     -0-%              -0-%
                                                     ====              ====

     The components of the net deferred tax asset recognized as of January 26, 1997 are as follows:

          Long-term deferred tax assets (liabilities):
               Net operating loss carryforwards                   $ 110,000
               Valuation allowance                                  (71,000)
                                                                  ----------
                    Net long-term deferred tax asset              $  39,000
                                                                  =========

     The valuation allowance was $325,000 at January 28, 1996 decreased by $254,000 for the year ended January 26, 1997.

     At January 26, 1997, the Company had net operating loss carryforwards for Federal tax purposes of approximately $298,000. Certain of the loss carryforwards are subject to restrictions due to a greater than 50% change in ownership in prior years. The loss carryforwards, unless utilized, will expire from 2009 through 2010.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PREMIER CONCEPTS, INC.


Date:     4/15/97                  By: /s/ Sissel Greenberg
      ________________________         ___________________________________
                                       Sissel Greenberg, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                 DATE


/s/ Sissel Greenberg       President, Chief Executive     4/15/97
------------------------      Officer and Director       ----------
Sissel Greenberg



/s/ William Nandor                  Director              4/15/97
-----------------------                                  ----------
William Nandor



/s/ Simona Katz Yuffa               Director              4/15/97
-----------------------                                  ----------
Simona Katz Yuffa



/s/ Jack Brandon                    Director              4/15/97
-----------------------                                  ----------
Jack Brandon



/s/ Todd Huss                Chief Financial Officer       4/15/97
------------------------  Principal Accounting Officer   ----------
Todd Huss


