Form 10QSB
period 1997-04-27
PREMIER CONCEPTS INC /CO/
filed 1997-06-11
CIK 879206

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 27, 1997

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

As of June 11, 1997, the Registrant had 1,782,208 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [ X ]

                                     INDEX

                                                                         PAGE
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements                                      3

                 Balance Sheets as of April 27, 1997 and
                 January 26, 1997                                          4

                 Statements of Operations for the Three Months
                 Ended April 27, 1997 and Three Months Ended
                 April 28, 1996                                            5

                 Statements of Cash Flows for the Three Months Ended
                 April 27, 1997 and Three Months Ended April 28, 1996      6

                 Notes to Consolidated Financial Statements                7

        Item 2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                      8

                 Liquidity and Capital Resources                           8

                 Results of Operations                                    10

PART II.         OTHER INFORMATION                                        13

        Item 1.  Legal Proceedings                                        13
        Item 2.  Changes in Securities                                    13
        Item 3.  Defaults Upon Senior Securities                          13
        Item 4.  Submission of Matters to a Vote of Security Holders      13
        Item 5.  Other Information                                        13
        Item 6.  Exhibits and Reports on Form 8-K                         13
/TABLE

                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------
          The Company's method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet as of April 27, 1997, Statements of Operations for the Three Months Ended April 27, 1997 and Three Months Ended April 28, 1996, and Statements of Cash Flows for the Three Months Ended April 27, 1997 and Three Months Ended April 28, 1996 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the interim period. The Balance Sheet as of January 26, 1997 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended January 26, 1997.


FORWARD-LOOKING STATEMENTS
--------------------------
          In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                            PREMIER CONCEPTS, INC.
                                BALANCE SHEETS
                   AS OF APRIL 27, 1997 AND JANUARY 26, 1997

                                             APRIL 27, 1997   JANUARY 26, 1997
                                             ---------------  ----------------
ASSETS
Current Assets:
  Cash & Cash Equivalents                      $ 2,468,147       $   211,575
  Investments, at market                             6,813             6,813
  Merchandise Inventories                        1,836,916         1,749,643
  Prepaid Expenses & Other Current Assets          196,356           118,536
                                               ------------      ------------
    Total Current Assets                         4,508,232         2,086,567

Property and Equipment, net                      2,185,185         2,033,939

Trademarks, net                                     84,733            87,833

Deferred Offering Costs                                 --           425,423
Deferred Tax Asset                                  39,000            39,000

Other Assets                                       120,682           139,012
                                               ------------      ------------
    Total Assets                               $ 6,937,832       $ 4,811,774
                                               ===========       ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes Payable and Current Portion of
  Long Term Debt:
      Related Parties                          $    74,420       $    74,420
      Other                                        877,053           263,312
  Accounts Payable                               1,177,493         1,153,495
  Other Accrued Liabilities                        485,972           427,281
                                               ------------      ------------
    Total Current Liabilities                  $ 2,614,938       $ 1,918,508
Long-Term Debt, Less Current Portion                31,647         1,792,624
Other Liabilities                                  122,174           103,239
                                               ------------     -------------
      Total Liabilities                          2,768,759         3,814,371

Shareholders' Equity:
  Preferred Stock, $.10 par value,
     20,000,000 shares authorized; none
     issued and outstanding at April 27,
     1997, 416,670 issued and outstanding
     at January 26, 1997                                --            41,667
  Common Stock, $.002 par value;
     850,000,000 shares authorized;
     1,782,208 shares issued and outstanding
     at April 27, 1997, 560,167 shares issued
     and outstanding at January 26, 1997             3,524             1,120
  Additional Paid-in Capital                     5,626,272         2,316,123
  Accumulated Deficit                           (1,460,723)       (1,361,507)
                                               ------------     -------------
  Total Stockholders' Equity                     4,169,073           997,403
                                               ------------      ------------
      Total Liabilities & Equity               $ 6,937,832       $ 4,811,774
                                               ===========       ===========
/TABLE

                            PREMIER CONCEPTS, INC.
                           STATEMENTS OF OPERATIONS
            FOR THE PERIODS ENDED APRIL 26, 1997 AND APRIL 28, 1996

                                         3 MONTHS ENDED       3 MONTHS ENDED
                                         APRIL 26, 1997       APRIL 28, 1996
                                       ------------------   ------------------
Revenues:
  Retail Sales                             $ 2,792,379          $ 1,870,009
  Wholesale Sales                                3,980                3,544
                                           ------------         ------------
    Total Revenues                           2,796,359            1,873,553
Cost of Goods Sold                             793,921              570,510
                                           ------------         ------------
    Gross Margin                             2,002,438            1,303,043

Operating Expenses:
  Selling, General & Administrative          1,927,474            1,412,107
  Depreciation & Amortization                   92,656               65,283
                                           ------------         ------------
    Total Operating Expenses                 2,020,130            1,477,390
                                           ------------         ------------
Operating Profit (Loss)                        (17,692)            (174,347)

  Other Income (Expenses):
    Interest, net                              (87,728)             (29,161)
    Increase (Decrease) in Fair Value
     -- Tradable Securities                         --               43,307
    Other                                        6,204               18,284
                                           ------------         ------------
  Other, net                                  (81,524)               32,430

Loss Before Income Tax Benefit and
  Discontinued Operation                            --             (141,917)
  Income Tax Benefit                                --                5,000
                                           ------------         ------------
Income (Loss) Before Discontinued Operation    (99,216)            (136,917)

Income from Discontinued Operation                  --                9,577
                                           ------------         ------------
Net Profit (Loss)                          $   (99,216)         $  (127,340)
                                           ============         ============
Net Profit (Loss) Available to
Common Shareholders                        $  (116,971)         $  (127,340)
                                           ============         ============
Net Profit (Loss) Per Common Share
  Before Discontinued Operations           $     (0.17)         $     (0.31)
  Discontinued Operations                           --                 0.02
  Dividends applicable to preferred stock        (0.03)                  --
                                           ------------         ------------
  Net Profit (Loss) Per Common Share       $     (0.20)         $     (0.29)
                                           ============         ============
Weighted Average Shares Outstanding            585,839              434,147
                                           ============         ============
/TABLE

                            PREMIER CONCEPTS, INC.
                           STATEMENTS OF CASH FLOWS
            FOR THE PERIODS ENDED APRIL 27, 1997 AND APRIL 28, 1996
                                  (UNAUDITED)

                                               3 MONTHS ENDED   3 MONTHS ENDED
                                               APRIL 27, 1997   APRIL 28, 1996
                                               --------------   --------------
Cash Flows From Operating Activities:
 Net income (loss)                               $   (99,216)    $  (127,340)
 Adjustments to reconcile net income (loss)
 to net cash from operating activities:
   Income from discontinued operations                    --         (14,577)
   Depreciation and amortization                      92,656          65,283
   Gain on marketable securities                          --         (43,307)
   Other, net                                        (20,669)             --

 Changes in operating assets and liabilities:
   (Increase) decrease in:
     Merchandise inventories                         (87,273)        128,183
     Other assets                                    (77,820)        (80,716)
   Increase (decrease) in:
     Accounts payable and accrued liabilities        121,689          49,680
     Other liabilities                                18,935          35,152
                                                 ------------    ------------
     Net cash provided by (used in)
     operating activities                            (79,274)         12,358

Cash Flows From Investing Activities:

 Capital expenditures for property & equipment      (240,803)        (76,949)

Cash Flows From Financing Activities:

 Deferred offering costs                            (164,791)             --
 Proceeds from issuance of common stock            3,861,100              --
 Payments on notes payable                        (1,147,236)        (58,566)
                                                 ------------    ------------
     Net cash provided by (used in)
     financing activities                          2,549,073         (58,566)
                                                 ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents   2,256,572        (123,157)

Cash & Cash Equivalents, beginning of period         211,575         327,198
                                                 ------------    ------------
Cash & Cash Equivalents, end of period           $ 2,468,147     $   204,041
                                                 ============    ============
Supplemental Schedule of Cash Flow Information:
 Cash paid for interest                          $   102,109     $    30,951
                                                 ============    ============
/TABLE

                            PREMIER CONCEPTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 27, 1997


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


SEASONALITY AND QUARTERLY FLUCTUATIONS
--------------------------------------
     The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated an operating loss during the three months ended April 27, 1997 of $(17,692) as compared to an operating loss of $(174,347) for the three months ended April 28, 1996.

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


LIQUIDITY AND CAPITAL RESOURCES - APRIL 27, 1997 COMPARED TO JANUARY 26, 1997
-----------------------------------------------------------------------------

     On April 25, 1997 the Company successfully completed a secondary public offering in which the Company sold 1,100,00 units, each unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant (Warrant). Two Warrants entitle the holder to purchase on share of Common Stock at a price of $5.00 during the three year period ending April 21, 2000. The Company realized proceeds of approximately $3.3 million, after costs of the offering, of which $1,120,000 was used to retire Convertible Promissory Notes (Convertible Notes) issued on December 27, 1997 as part of a bridge financing completed to repurchase shares of Common Stock from certain shareholders and to provide working capital. As such, the Company's cash position increased $2,256,572 from $211,575 at January 26, 1997, to $2,468,147 at April 27, 1997.

     At April 25, 1997, marketable securities consisted of the Company's holdings in Global Casinos, Inc. Management intends to liquidate its remaining securities holdings as market conditions dictate.

     During the quarter ended April 27, 1997, merchandise inventories increased $87,273, or approximately 5% from $1,749,643 at January 26, 1997 to $1,836,916 at April 27, 1997. This increase reflects merchandise purchased for a new store opened in Las Vegas, Nevada, and two new stores opened in the Miami, Florida area in February, 1997.

     As a result of the foregoing, current assets increased by $2,421,665, from $2,086,567 at January 26, 1997, to $4,508,232 at April 27, 1997.

     During the quarter ended April 27, 1997, the Company invested $240,803 in property and equipment. These investments consisted of leasehold improvements in connection with the relocation of the Company's store in the Valley Fair Shopping Center in Santa Clara, California, and new stores opened at the Rio Hotel and Casino in Las Vegas, Nevada, at the Miami International Mall in Miami, Florida, and at Beach Place in Fort Lauderdale, Florida. Therefore, property and equipment, net of accumulated depreciation, increased $151,246, from $2,033,939 at January 26, 1997, to $2,185,185 at April 27, 1997.

     The Company's trademark assets, representing the goodwill of the Impostors trademark and other intellectual property was acquired as part of the Company's acquisition of Impostors in 1994. This asset, whose amortized book value was $84,733 at April 27, 1997, is being amortized over a 10-year period.

     Deferred offering costs of $425,423 at January 26, 1997 increased by $164,791 prior to completion of the secondary public offering noted above. These costs, totaling $590,214 were netted against the offering proceeds upon completion of the offering on April 25, 1997.

     As of April 27, 1997, the Company had total outstanding liabilities of $2,768,759 compared to $3,814,371 at January 26, 1997, a decrease of $1,045,612, which reflects the retirement of the Convertible Notes and other long term debt totaling approximately $1.15 million. Current liabilities increased $696,430, from $1,918,508 at January 26, 1997 to $2,614,938 at April
27, 1997, primarily due to the reclassification of a $635,000 bank note that matures in February, 1998. The note carries interest at the rate of ten percent (10%) per annum and is payable in monthly interest only payments of $5,300.
The Company is in discussions with the bank and various financial institutions in Colorado, and expects to restructure the note as part of a banking services consolidation in the second or third quarter of its current fiscal year. Due to the secondary financing, working capital increased by $1,725,235, from $168,059 at January 26, 1997, to $1,893,294 at April 27, 1997.

     The amount borrowed from related parties equaled $74,420 at April 27, 1997, and remained unchanged from January 26, 1997. Current notes payable increased from $263,312 at January 26, 1997, to $877,053 at April 27, 1997, an increase of $613,471, primarily as a result of the reclassification of the bank note as discussed above.

     The Company's long-term debt, net of current portion, at April 27, 1997 was $31,647 compared to $1,792,624 at January 26, 1997, a decrease of approximately $1.76 million, the result of the payments of the Convertible Notes and reclassification of the bank note, as discussed above. The remainder of long-term debt represents notes that were part of the Impostors retail chain acquisition in February, 1994.

     Accounts payable increased by $23,998 or approximately 2%, from $1,153,495 at January 26, 1997 to $1,177,493 at April 27, 1997. Other accrued liabilities increased by $58,619 from $427,281 at January 26, 1997 to $485,972 at April 27, 1997, or approximately 13%. Approximately $577,000 of the accounts payable and accrued liabilities represent expenses incurred in the ordinary course of business in connection with the operation of the Company's retail chain. Approximately $600,000 of accounts payable and other accrued liabilities represent unpaid construction costs incurred in connection with the new stores opened during the fourth quarter of fiscal year ended January 26, 1997 and in the first quarter of the current year, and unpaid expenses associated with the public offering as discussed above. Management expects to settle new store construction and offering cost liabilities during the second quarter of its current fiscal year.

     As a result of the Company's net loss for the quarter of $99,216, the accumulated deficit increased from $1,361,507 at January 26, 1997 to a deficit of $1,460,723 at April 27, 1997. As discussed above, on April 25, 1997, the Company successfully completed a secondary offering of 1,100,00 units consisting of one share of Common Stock and two Warrants, which after costs of the offering, increased stockholders' equity by $3,270,886. As a result, total stockholders' equity increased from $997,403 at January 26, 1997, to $4,169,073 at April 27, 1997.

     Net cash used in operating activities for the period ended April 27, 1997 was $51,698, compared with cash provided by operating activities of $12,358 for the three months ended April 28, 1996, which primarily resulted from increased inventory balances for the Company's three new stores opened during the quarter.

     Cash used in investing activities of $240,803, represents the Company's investments in stores as discussed above. This compares with net cash used by investing activities of $76,949 during the three months ended April 28, 1996, and represents an increase of $163,854.

     Net cash provided by financing activities for the three months ended April 27, 1997, was $2,549,073, primarily representing the completion of the secondary offering, as discussed throughout this document. This compares to net cash used by financing activities of $58,566 for the three months ended April 28, 1996, representing payments on notes payable.

     The foregoing resulted in an increase in the Company's cash position of $2,256,572, from $211,575 at April 28, 1996, to $2,468,147 at April 27, 1997.

     The Company has executed leases to open five additional locations over the next six months. These new stores will be located in California, Florida, New York, and in Washington, D.C. Other retail locations are currently being evaluated, although to date no decisions regarding additional new locations have been made. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000- $150,000, including the lease expenses, fixtures, equipment and inventory.


RESULTS OF OPERATIONS
---------------------

     Set forth below is selected summary financial data derived from the Company's financial statements and financial records.

                                         THREE MONTHS       THREE MONTHS
                                             ENDED              ENDED
                                        APRIL 27, 1997     APRIL 28, 1996
                                        --------------     --------------
STATEMENTS OF OPERATIONS DATA:
Total Revenues                            $ 2,796,359       $ 1,873,553
Operating income (loss)                       (17,692)         (174,347)
Net income (loss)                             (99,216)         (127,340)
Net income (loss) available to
  common shareholders                        (116,971)         (127,340)
Net income (loss) per common share               (.20)             (.29)
Weighted average shares outstanding           585,839           434,147

STATISTICAL DATA:
Store revenues                            $ 2,792,249       $ 1,869,982
Store gross margin                          2,004,585         1,303,222
Store operating expenses                    1,696,719         1,143,776
Store operating profit                        309,021           159,447
Corporate overhead operating expenses         323,411           333,614
Gross margin percentage                         71.6%             69.5%
Comparable same store sales (26 stores)     2,043,032         1,871,044
Comparable same store sales growth               9.2%               N/A




RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 27, 1997 COMPARED TO THREE MONTHS ENDED APRIL 28, 1996
-----------------------------------------------------------------------------

     The Company's total revenues for the three months ended April 27, 1997 were $2,796,359 as compared to $1,873,553 for the comparable period ended April 28, 1996, an increase of $922,806, or 49%. The increase is due to the addition of nine new locations since August 30, 1996, and a comparable same store sales increase of 9.2% in the quarter. Comparable same store sales were approximately $2,043,000 for the three months ended April 27, 1997 as compared to approximately $1,871,000 for the comparable period ended April 28, 1996, an increase of approximately $172,000 which management attributes to its continued focus to on the merchandise quality, improved stock levels in key items, and the remodel of several of its retail locations. Sales from wholesale and non store retail sales of $4,110 and $3,571 are included in total revenues for the three months ended April 27, 1997 and April 28, 1996, respectively.

     For the three months ended April 27, 1997, costs of goods sold was $793,921 and the gross margin was $2,002,438, or approximately 71.8%. For the three months ended April 28, 1996, costs of goods sold was $570,510 and the gross margin was $1,303,043, or approximately 69.7%. The Company attributes its improvement in gross margin percentage to a refinement of its promotional activities, and buying opportunities offering lower merchandise costs.

     Selling, general and administrative expenses were $1,927,474 for the three months ended April 27, 1997, compared to $1,412,107 for the period ended April 28, 1996, or 68.9% and 75.4% of revenues, respectively. The majority of these expenses were comprised of personnel expenses, which amounted to $911,421, and $663,920 for the three months ended April 27, 1997, and April 28, 1996, respectively, and occupancy costs of $669,478, and $474,961 respectively. Depreciation and amortization expense was $92,656 for the three months ended April 27, 1997, and $65,283 for the three months ended April 28, 1996.

     Included in operating expenses are corporate overhead expenses of $323,411 for the three months ended April 27, 1997, and $333,614 for the three months ended April 28, 1996, a reduction of approximately $10,000, or 3%. Management attributes the decrease to its continued efforts to utilize its technological resources and control administrative costs, while focusing its financial resources on improving existing stores and opening new retail locations.

     As a result of the foregoing, the Company's loss from operations for the three months ended April 27, 1997 was $17,692, as compared with a loss from operations for the three months ended April 28, 1996 of $174,347, representing an improvement of approximately $157,000.

     Interest expense was $90,678 and $29,247 for the three months ended April 27, 1997, and April 28, 1996, respectively. For the three months ended April 27, 1997, approximately $66,500 is attributed to interest paid and deferred financing costs written off upon retirement of the Convertible Notes. Subsequent to April 27, 1997, management negotiated and retired approximately $130,000 of current notes payable. Management has no plans to seek additional debt financing and expects interest expense to decrease significantly in the second quarter.

     The Company's unrealized gain on investments of $43,308 for the period ended April 28, 1996, relates to the Company's holdings of common stock in Global Casinos, Inc.(Global). Since April 28, 1996, the Company liquidated most of its holdings of Global common stock and at April 27, 1997, the Company's holdings of Global common stock were minor. The valuation of the Company's investments at April 27, 1997, reflects an unchanged market valuation from January 26, 1997.

     For the three months ended April 27, 1997, the Company reported other income of $6,204, consisting almost entirely of recognized license fees associated with extension agreements that will allow licensees to use the Impostors trademark. The license agreements have a one year term expiring in January, 1998, and are renewable at the Company's option. For the three months ended April 28, 1996, the Company reported other income of $18,284, which consists of a settlement with a former franchisee for approximately $10,000 in cash and inventory, and approximately $7,000 in license fees.

     Income from discontinued operations of $9,577, and income tax benefit of $5,000 for the three months ended April 28, 1996 represented negotiated settlements with several of the Company's creditors that had resulted from the Company's business prior to the acquisition of Impostors.

     Based on the foregoing, the Company reported a net loss for the three months ended April 27, 1997 of $99,216, and a net loss available to common shareholders of $116,971, which translates to a net loss per share of $(0.20) based on 585,839 weighted average shares outstanding. This compares with a reported net loss for the three months ended April 28, 1996 of $127,340, or $(0.29) per share, based on 434,147 weighted average shares outstanding as of that date.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

                          PART II.  OTHER INFORMATION



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

       SEC INVESTIGATION.
       ------------------
       During 1995, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by a former officer and director of the Company. The Company has fully complied with all requests. The Company has been informed that the SEC staff intends to recommend to the Commission that an action be brought against certain persons including two of the Company's shareholders and two of its former directors. Management does not believe that this investigation of the activities of these persons will have a direct impact on the Company or its business operations.


ITEM 2.   CHANGES IN SECURITIES

       None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

       None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the quarter ended April 27, 1997.

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


                                   PREMIER CONCEPTS, INC.



Dated:   June 11, 1997             By:  /s/ Sissel Greenberg
        -------------------             ------------------------------------
                                        Sissel Greenberg, President



Dated:   June 11, 1997             By:  /s/ Todd Huss
        -------------------             ------------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer