Form 10QSB
period 1997-07-27
PREMIER CONCEPTS INC /CO/
filed 1997-09-09
CIK 879206

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 27, 1997

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
       For the transition period from                to


                      Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                      84-1186026
- ---------------------------------                ----------------------
  (State or other jurisdiction                       (IRS Employer
of incorporation or organization)                Identification Number)


          3033 South Parker Road, Suite 120, Aurora, Colorado, 80014
          ----------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                (303) 338-1800
               ------------------------------------------------
               (Issuer's telephone number, including area code)

- ----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 5, 1997, the Registrant had 1,782,208 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [ X ]

                                     INDEX

                                                                        Page

PART I. FINANCIAL INFORMATION

    Item 1.   Financial Statements                                        3

              Balance Sheet as of July 27, 1997 and
              January 26, 1997                                            4

              Statement of Operations for the Three Months
              Ended July 27, 1997 and Three Months Ended
              July 28, 1996                                               5

              Statement of Operations for the Six Months
              Ended July 27, 1997 and Six Months Ended
              July 28, 1996                                               6

              Statement of Changes in Stockholders' Equity
              for the Six Months Ended July 27, 1997                      7

              Statement of Cash Flows for the Six Months Ended
              July 27, 1997 and Six Months Ended July 28, 1996            8

              Notes to Consolidated Financial Statements                  9

    Item 2.   Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                       10

              Liquidity and Capital Resources                            10

              Results of Operations                                      12

PART II.      OTHER INFORMATION                                          17

    Item 1.   Legal Proceedings                                          17

    Item 2.   Changes in Securities                                      17

    Item 3.   Defaults Upon Senior Securities                            17

    Item 4.   Submission of Matters to a Vote of Security Holders        18

    Item 5.   Other Information                                          18

    Item 6.   Exhibits and Reports on Form 8-K                           18

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
        The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet at July 26, 1997, Statement of Operations for the Three and Six Months Ended July 27, 1997 and Six Months Ended July 28, 1996, Statement of Changes in Stockholders' Equity at July 27, 1997, and Statement of Cash Flows for the Six Months Ended July 27, 1997 and July 28, 1996 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 26, 1997 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended January 27, 1997.

FORWARD-LOOKING STATEMENTS
- --------------------------
        In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                   AS OF JULY 27, 1997 AND JANUARY 26, 1997


                                            July 27, 1997    January 26, 1997
                                            -------------    ----------------
            ASSETS
            ------
Current Assets:
   Cash & Cash Equivalents                   $  1,171,046      $    218,388
   Inventories                                  2,080,225         1,749,643
   Prepaid Expenses & Other Current Assets        248,292           118,536
                                             -------------     -------------
     Total Current Assets                       3,499,563         2,086,567

Property and Equipment, net                     2,438,950         2,033,939

Trademarks, net                                    81,633            87,833

Deferral Offering Costs                                --           425,423

Deferred Tax Asset                                 39,000            39,000

Other Assets                                       89,787           139,012
                                             -------------     -------------
    Total Assets                             $  6,148,933      $  4,811,774
                                             =============     =============

      LIABILITIES & STOCKHOLDERS' EQUITY
      ----------------------------------
Current Liabilities:
   Notes Payable and Current Portion of
   Long Term Debt:
       Related Parties                       $         --      $     74,420
       Other                                      701,335           263,312
   Accounts Payable                               629,112         1,153,495
   Other Accrued Liabilities                      593,387           427,281
                                             -------------     -------------
     Total Current Liabilities               $  1,923,834      $  1,918,508
Long-Term Debt, Less Current Portion               31,713         1,792,624
Other Liabilities                                 138,257           103,239
                                             -------------     -------------
       Total Liabilities                        2,093,804         3,814,371
                                             -------------     -------------
Shareholders' Equity:
   Preferred Stock, $.10 par value,
      20,000,000 shares authorized;
      none issued and outstanding at
      July 27, 1997; 416,670 issued and
      outstanding at January 26, 1997                  --            41,667
   Common Stock, $.002 par value;
      850,000,000 shares authorized;
      1,782,208 shares issued and
      outstanding at July 27, 1997;
      560,167 shares issued and outstanding
      at January 26, 1997                           3,524             1,120
   Additional Paid-in Capital                   5,647,805         2,316,123
   Accumulated Deficit                         (1,596,200)       (1,361,507)
                                             -------------     -------------
   Total Stockholders' Equity                   4,055,129           997,403
                                             -------------     -------------
       Total Liabilities & Equity            $  6,148,933      $  4,811,774
                                             =============     =============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
             FOR THE PERIOD ENDED JULY 27, 1997 AND JULY 28, 1996
                                  (UNAUDITED)

                                             Three Months       Three Months
                                                 Ended              Ended
                                             July 27, 1997      July 28, 1996
                                             -------------      -------------
Revenues:
   Retail Sales                               $  2,793,699      $  2,070,988
   Wholesale Sales                                   1,691            12,911
                                              -------------     -------------
      Total Revenues                             2,795,390         2,083,899

   Cost of Goods Sold                              809,745           609,155
                                              -------------     -------------
      Gross Margin                               1,985,645         1,474,744

Operating Expenses:
   Selling, General & Administrative             2,021,220         1,438,698
   Depreciation & Amortization                     109,229            75,031
                                              -------------     -------------
      Total Operating Expenses                   2,130,449         1,513,729
                                              -------------     -------------
Operating Profit (Loss)                           (144,804)          (38,985)
   Other Income (Expenses):
      Interest, net                                  1,108           (25,261)
      Increase (Decrease) in Fair Value
       of Tradable Securities                            -           (27,043)
      Other                                          8,219            10,965
                                              -------------     -------------
   Other, net                                        9,327           (41,339)

Loss Before Income Tax Benefit and
  Discontinued Operation                          (135,477)          (80,324)
   Income Tax Benefit                                    -             5,000
                                              -------------     -------------
Income (Loss) Before Discontinued Operation       (135,477)          (75,324)

Income from Discontinued Operation                       -             6,600
                                              -------------     -------------
Net Income (Loss)                             $   (135,477)     $    (68,724)
                                              =============     =============
Net Income (Loss) Available to
   Common Shareholders                        $   (135,477)     $    (71,724)
                                              =============     =============
Net Income (Loss) Per Share
   Before Discontinued Operation              $      (0.08)     $      (0.10)
   Discontinued Operations                              --                --
   Dividends Applicable to Preferred Stock              --                --
                                              -------------     -------------
      Net Income (Loss) Per Share             $      (0.08)     $      (0.10)
                                              =============     =============

Weighted Average Shares Outstanding              1,782,208           748,939
                                              =============     =============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
             FOR THE PERIOD ENDED JULY 27, 1997 AND JULY 28, 1996

                                              Six Months         Six Months
                                                 Ended              Ended
                                             July 27, 1997      July 28, 1996
                                             -------------     --------------
Revenues:
   Retail Sales                               $  5,586,078      $  3,940,997
   Wholesale Sales                                   5,671            16,455
                                              -------------     -------------
      Total Revenues                             5,591,749         3,957,452

   Cost of Goods Sold                            1,603,666         1,179,665
                                              -------------     -------------
      Gross Margin                               3,988,083         2,777,787

Operating Expenses:
   Selling, General & Administrative             3,948,694         2,850,805
   Depreciation & Amortization                     201,885           140,314
                                              -------------     -------------
      Total Operating Expenses                   4,150,579         2,991,119
                                              -------------     -------------
Operating Profit (Loss)                           (162,496)         (213,332)

   Other Income (Expenses):
      Interest, net                                (86,620)          (54,422)
      Increase (Decrease) in Fair Value --
          Tradable Securities                           --            16,264
      Other                                         14,423            29,249
                                              -------------     -------------
   Other, net                                      (72,197)           (8,909)

Loss Before Income Tax Benefit and
   Discontinued Operation                         (234,693)         (222,241)
   Income Tax Benefit                                   --            10,000
                                              -------------     -------------
Income (Loss) Before Discontinued Operation       (234,693)         (212,241)

Income from Discontinued Operation                      --            16,177
                                              -------------     -------------
Net Income (Loss)                             $   (234,693)     $   (196,064)
                                              =============     =============
Net Income (Loss) Available to
Common Shareholders                           $   (252,448)     $   (199,064)
                                              =============     =============
Net Profit (Loss) Per Share
   Before Discontinued Operation              $      (0.20)     $      (0.29)
   Discontinued Operations                              --               .02
   Dividends Applicable to Preferred Stock            (.01)               --
                                              -------------     -------------
      Net Profit (Loss) Per Share             $     (0.21)      $      (0.27)
                                              =============     =============
Weighted Average Shares Outstanding              1,184,616           748,939
                                              =============     =============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
             FOR THE PERIODS ENDED JULY 27, 1997 AND JULY 28, 1996


                                                Six Months        Six Months
                                                   Ended             Ended
                                               July 27, 1997     July 28, 1996
                                               -------------     -------------
Cash Flows From Operating Activities:
  Net income (loss)                           $   (234,693)     $   (196,064)
  Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
      Income from discontinued operations               --           (26,177)
      Depreciation and amortization                201,885           140,314
      (Gain) loss on marketable securities              --           (16,264)
      Other, net                                    45,805           (11,078)

  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Inventories                                 (330,582)            2,090
      Other assets                                (129,756)          (30,432)
    Increase (decrease) in:
      Accounts payable and accrued liabilities    (358,277)          362,896
      Other liabilities                             35,018            31,226
                                              -------------     -------------
      Net cash provided (used) by
      operating activities                       (770,600)           256,511

Cash Flows From Investing Activities:
  Capital expenditures for property and
    equipment                                     (600,697)         (194,273)
  Proceeds from sale of investments                     --            50,564
                                              -------------     -------------
      Net cash provided by (used in)
        investing activities                      (600,697)         (143,709)

Cash Flows From Financing Activities:
  Deferred Offering Costs                         (164,791)          (88,239)
  Proceeds from issuance of preferred stock             --           255,000
  Proceeds from issuance of common stock         3,882,633                --
  Payments on notes payable                     (1,393,887)         (155,753)
                                              -------------     -------------
      Net cash provided (used) by
      financing activities                       2,323,955           (18,992)
                                              -------------     -------------
Increase (Decrease) in Cash                        952,658            93,810

Cash & Cash Equivalents, beginning of period       211,575           327,198
                                              -------------     -------------
Cash & Cash Equivalents, end of period        $  1,164,233      $    421,008
                                              =============     =============
Supplemental Schedule of Cash Flow
Information:
  Cash paid for interest                      $    123,881      $     60,479
                                              =============     =============

                            PREMIER CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 27, 1997


COMMITMENTS AND CONTINGENCIES
- -----------------------------
     LITIGATION.
     ----------
     The Company is subject to legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon the Company's financial position or results of operations. (See
PART II.  OTHER INFORMATION--Item 1.  Legal Proceedings.)


SEASONALITY AND QUARTERLY FLUCTUATIONS
- --------------------------------------
     The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated an operating loss during the six months ended July 27, 1997 of $(162,496), as compared to an operating loss of $(213,332) for the six months ended July 28, 1996.

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

RETAIL FISCAL YEAR
- ------------------
     The method of financial reporting is a fifty-two to fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. Likewise, reporting quarters end on the Sunday closest to the calendar end of April, July and October. Each reporting quarter contains 13 weeks of operations.


LIQUIDITY AND CAPITAL RESOURCES - JULY 27, 1997 COMPARED TO JANUARY 26, 1997
- ----------------------------------------------------------------------------
     On April 25, 1997 a secondary public offering was successfully completed in which 1,100,00 units were sold, each unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant (Warrant). Two Warrants entitle the holder to purchase one share of Common Stock at a price of $5.00 during the three year period ending April 21, 2000. Proceeds of approximately $3.3 million were realized, after costs of the offering, of which $1,120,000 was used to retire Convertible Promissory Notes (Convertible Notes) issued on December 27, 1997 as part of a bridge financing completed to repurchase shares of Common Stock from certain shareholders and to provide working capital. An additional $273,887 was used to retire various other short term notes.

     During the quarter ended July 27, 1997, merchandise inventories increased $330,582, or approximately 19%, from $1,749,643 at January 26, 1997, to
$2,080,225 at July 27, 1997. This increase reflects merchandise purchased for six new stores opened during the six months ended July 27, 1997, as follows:

     STORE               LOCATION                            DATE OPEN
     -----               --------                            ---------
Elegant Pretenders  The Rio Hotel and Casino, Las Vegas, NV  February 7, 1997
Impostors           Miami International Mall, Miami, FL      February 17, 1997
Impostors           Beach Place, Ft. Lauderdale, FL          February 14, 1997
Impostors           The Falls, Miami, FL                     June 28, 1997
Impostors           North County Fair, Escondido, CA         July 13, 1997
Impostors Kiosk     Washington National Airport,
                       Arlington, VA                         July 19, 1997

     Prepaid expenses and other current assets increased $129,756, from $118,536 at January 26, 1997, to $248,292 at July 27, 1997. Included in
prepaid expenses are estimated federal and state income tax payments of approximately $42,000.

     As a result of the foregoing, current assets increased by $1,412,996, from $2,086,567 at January 26, 1997, to $3,499,563 at July 27, 1997.

     During the six months ended July 27, 1997, $600,697 was invested in property and equipment, consisting of leasehold improvements in connection with the April relocation of the store in the Valley Fair Shopping Center in Santa Clara, California, the remodel of the Horton Plaza store in San Diego, California, completed in July, 1997, and the six new stores as noted above. Therefore, property and equipment, net of accumulated depreciation, increased $405,011, from $2,033,939 at January 26, 1997, to $2,438,950 at July 27, 1997.

     Trademark assets, representing the goodwill of the Impostors trademark and other intellectual property was acquired as part of the acquisition of Impostors in March, 1994. The asset, with an amortized book value was $81,633 at July 27, 1997, is being amortized over a 10-year period.

     Deferred offering costs of $425,423 at January 26, 1997 increased by $164,791 prior to completion of the secondary public offering noted above. These costs, totaling $590,214 were netted against the offering proceeds upon completion of the offering on April 25, 1997.

     As of July 27, 1997, total outstanding liabilities were $2,093,804 compared to $3,814,371 at January 26, 1997, a decrease of $1,720,567, which reflects the retirement of the Convertible Notes and other long term debt totaling approximately $1.4 million. Total current liabilities increased slightly, from $1,918,508 at January 26, 1997 to $1,923,834 at July 27, 1997.
Accounts payable and accrued liabilities were decreased by approximately $358,000, primarily reflecting payments to contractors for new store projects completed in the fourth quarter of fiscal 1996/97, and in the first quarter of the current year. In the first quarter, a $635,000 bank note that matures in February, 1998, was reclassified as a current liability. The note carries interest at the rate of ten percent (10%) per annum and is payable in monthly interest only payments of $5,300. Discussions with the bank and various financial institutions in Colorado are ongoing to restructure the note as part of a banking services consolidation. As a result of the foregoing, working capital increased by $1,407,670, from $168,059 at January 26, 1997, to $1,575,729 at July 27, 1997.

     Amounts borrowed from related parties of $74,420 at January 26, 1997, were retired during the second quarter. Current notes payable increased from $263,312 at January 26, 1997, to $701,335 at July 27, 1997, an increase of
$428,023, primarily as a result of the reclassification of the bank note as discussed above.

     Long-term debt, net of the current portion, was $31,713 at July 27, 1997, as compared to $1,792,624 at January 26, 1997, a decrease of approximately $1.76 million, which was the result of the payments of the Convertible Notes and reclassification of the bank note, as discussed above. The remainder of long-term debt represents notes that were part of the Impostors retail chain acquisition in March, 1994.

     Accounts payable decreased by $524,383 or approximately 45%, from $1,153,495 at January 26, 1997 to $629,112 at July 27, 1997, primarily as a result of payments to contractors for new store projects completed in the fourth quarter of fiscal 1996/97, and in the first quarter of the current year, as discussed above. Other accrued liabilities increased by $166,106 from $427,281 at January 26, 1997 to $593,387 at April 27, 1997, or
approximately 39%. Included in accrued expenses is approximately $125,000 of unpaid expenses associated with the public offering completed on April 25, 1997. The remaining approximately $468,000 of accrued liabilities represent expenses incurred in the normal course of business. Settlement of the unpaid offering costs is expected to occur during the third quarter of the current fiscal year.

     As a result of the Company's net loss for the six months of $234,693, the accumulated deficit increased from $1,361,507 at January 26, 1997 to a deficit of $1,596,200 at July 27, 1997. As discussed above, on April 25, 1997, the Company successfully completed a secondary offering of 1,100,00 units consisting of one share of Common Stock and two Warrants, which after costs of the offering, increased stockholders' equity by $3,270,886. As a result, total stockholders' equity increased from $997,403 at January 26, 1997, to $4,055,129 at July 27, 1997.

     Net cash used in operating activities for the six months ended July 27, 1997, was $770,600, compared with cash provided by operating activities of $256,511 for the six months ended July 28, 1996. This was a result of increased inventory balances for the six new stores opened during the period, and the significant reductions of accounts payable as discussed above.

     Cash used in investing activities of $600,697, represents investments in stores as discussed above. This compares with net cash used by investing activities of $143,709 during the six months ended July 28, 1996, and represents an increase of $456,988.

     Net cash provided by financing activities for the six months ended July 27, 1997, was $2,323,955, primarily representing the completion of the secondary offering, as discussed throughout this document. This compares to net cash used by financing activities of $18,992 for the six months ended July 28, 1996, which resulted from costs incurred in connection with the public offering, payments on notes payable, and proceeds of $225,000 realized from the completion of a bridge financing in which an aggregate of 416,670 shares of Series A Convertible Preferred Stock and 208,335 Class B Warrants were sold. The Preferred shares automatically converted to 102,041 shares of common stock upon completion of the public offering on April 25, 1997.

     The foregoing resulted in an increase in cash and cash equivalents of $952,658, from $211,575 at January 26, 1997, to $1,164,233 at July 27, 1997.

     Leases to open three additional locations over the next nine months have been executed. These new stores will be located in Florida, New York, and in Nevada. Other retail locations are currently being evaluated, although to date no additional retail leases have been executed. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$150,000, including the leasehold improvements, fixtures, equipment and inventory.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 27, 1997 COMPARED TO THREE MONTHS ENDED JULY 28, 1996
- ---------------------------------------------------------------------------
Set forth below is selected summary financial data derived from the financial statements and financial records.

                                             Three Months       Three Months
                                                 Ended              Ended
                                             July 27, 1997      July 28, 1996
                                             -------------      -------------
Statements of Operations Data:

Total Revenues                                $  2,795,390      $  2,083,899
Operating income (loss)                           (144,804)          (38,985)
Net income (loss)                                 (135,477)          (68,727)
Net income (loss) available to
  common shareholders                             (135,477)          (71,724)
Net income (loss) per common share                    (.08)             (.10)
Weighted average shares outstanding              1,782,208           748,939

Statistical Data:

Store revenues                                $  2,793,395      $  2,079,152
Store gross margin                               1,988,107         1,472,509
Store operating expenses                         1,756,649         1,166,331
Store operating profit                             231,458           306,178
Corporate overhead operating expenses              373,799           347,400
Gross margin percentage                              71.0%             70.8%
Comparable same store sales (26 stores)          2,046,210         2,036,639
Comparable same store sales growth                    0.5%               N/A


     Total revenues for the three months ended July 27, 1997 were $2,795,390 as compared to $2,083,899 for the comparable period ended July 28, 1996, an increase of $711,491, or 34%. The increase is due to the addition of 12 new locations since August 30, 1996, and a slight increase in comparable same store sales of .5% in the quarter. Comparable same store sales were $2,046,210 for the three months ended July 27, 1997 as compared to $2,036,639 for the comparable period ended July 28, 1996, an increase of approximately $10,000. A continued focus on the merchandise quality, improving stock levels in key items, and the remodeling of retail locations is expected to improve sales in existing locations. Sales from wholesale and non store retail sales of $1,995 and $4,747 are included in total revenues for the three months ended July 27, 1997 and July 28, 1996, respectively.

     For the three months ended July 27, 1997, cost of goods sold was $809,745 and the gross margin was $1,985,645, or approximately 71.0%. For the three months ended July 28, 1996, cost of goods sold was $609,155 and the gross margin was $1,474,744, or approximately 70.8%. The .2% increase in gross margin is attributed to buying opportunities offering lower merchandise costs.

     Selling, general and administrative expenses were $2,021,220 for the three months ended July 27, 1997, compared to $1,438,698 for the period ended July 28, 1996, or 72.3% and 69.0% of revenues, respectively. The majority of these expenses were comprised of personnel expenses, which amounted to $918,955, and $680,830 for the three months ended July 27, 1997, and July 28, 1996, respectively, and occupancy costs of $703,726, and $487,027 respectively. Depreciation and amortization expense was $109,229 for the three months ended July 27, 1997, and $75,031 for the three months ended
July 28, 1996.

     Included in operating expenses are corporate overhead expenses of $373,799, or 13.4% of total revenues, for the three months ended July 27, 1997, as compared to $347,400, or 16.7% of total revenues, for the three months ended July 28, 1996. It is expected that corporate overhead will continue to decrease as a percentage of sales as new retail stores and additional distribution are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     As a result of the foregoing, the loss from operations for the three months ended July 27, 1997 was $144,804, as compared with a loss from operations for the three months ended July 28, 1996 of $38,985. The increase in the current period's loss as compared to the three months in 1996, is primarily due to the seasonality of the Florida market which experiences slower tourist traffic in the second quarter of the fiscal year, and to expenses incurred in anticipation of new store openings that were delayed during the quarter.

     Interest expense was $20,331 and $26,598 for the three months ended July 27, 1997, and July 28, 1996, respectively, and is comprised primarily of interest charged on the $635,000 bank note discussed above. Interest expense for the three months ended July 27, 1997, was offset by $20,331 of interest income realized from the short term investment of cash proceeds from the public offering completed on April 25, 1997.

     Unrealized loss on investments of $27,043 for the period ended July 28, 1996, relates to holdings of common stock in Global Casinos, Inc.(Global). Since July 28, 1996, most of the investment has been liquidated, and as of July 27, 1997, holdings of Global common stock were immaterial. The remaining shares of Global will be liquidated as market conditions allow.

     For the three months ended July 27, 1997, other income was $8,219, consisting almost entirely of recognized license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one year term expiring in January, 1998, and are renewable at our option. For the three months ended July 28, 1996, other income was $10,695, which included approximately $7,000 in license fees.

     For the three months ended July 28, 1996, income from discontinued operations of $6,600, and income tax benefit of $5,000, represented negotiated settlements with several creditors that had resulted from business activities prior to the acquisition of Impostors.

     Based on the foregoing, the net loss for the three months ended July 27, 1997 was $135,477, which translates to a net loss per share of $(0.08) based on 1,782,208 weighted average shares outstanding. This compares with a net loss for the three months ended July 28, 1996 of $68,724, or $(0.10) per share, based on 748,939 weighted average shares outstanding as of that date, an improvement of $.02 per weighted average share.

     Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 27, 1997 COMPARED TO SIX MONTHS ENDED JULY 28, 1996
- -----------------------------------------------------------------------------
Set forth below is selected summary financial data derived from the financial statements and financial records.

                                              Six Months         Six Months
                                                 Ended              Ended
                                             July 27, 1997      July 28, 1996
                                             -------------      -------------
Statements of Operations Data:

Total Revenues                                $  5,591,749      $  3,957,457
Operating income (loss)                           (162,496)         (213,332)
Net income (loss)                                 (234,693)         (196,064)
Net income (loss) available to
    common shareholders                           (252,448)         (199,064)
Net income (loss) per common share                    (.21)             (.27)
Weighted average shares outstanding              1,184,616           748,939

Statistical Data:

Store revenues                                $  5,585,646      $  3,949,134
Store gross margin                               3,992,694         2,775,731
Store operating expenses                         3,452,214         2,310,106
Store operating profit                             540,480           465,625
Corporate overhead operating expenses              698,365           681,014
Gross margin percentage                              71.3%             70.2%
Comparable same store sales (26 stores)          4,089,117         3,907,683
Comparable same store sales growth                    4.6%               N/A


     Total revenues for the six months ended July 27, 1997 were $5,591,749 as compared to $3,957,452 for the comparable period ended July 28, 1996, an increase of $1,634,297, or 41%. The increase is due to the addition of 12 new locations since August 30, 1996, and an increase in comparable same store sales of 4.6%. Comparable same store sales were $4,089,117 for the six months ended July 27, 1997 as compared to $3,907,683 for the comparable period ended July 28, 1996, an increase of approximately $181,000. A continued focus on the merchandise quality, improving stock levels in key items, and the remodeling of retail locations is expected to continue to improve sales in existing locations. Sales from wholesale and non store retail sales of $5,671 and $16,455 are included in total revenues for the six months ended July 27, 1997 and July 28, 1996, respectively.

     For the six months ended July 27, 1997, cost of goods sold was $1,603,666 and the gross margin was $3,988,083, or approximately 71.3%. For the six months ended July 28, 1996, costs of goods sold was $1,179,665 and the gross margin was $2,777,787, or approximately 70.2%. The 1.1% increase in gross margin is attributed to less promotional activities, and buying opportunities offering lower merchandise costs.

     Selling, general and administrative expenses were $3,948,694 for the six months ended July 27, 1997, compared to $2,850,805 for the period ended July 28, 1996, or 70.6% and 72.0% of revenues, respectively. The majority of these expenses were comprised of personnel expenses, which amounted to $1,830,375, and $1,344,750 for the six months ended July 27, 1997, and July 28, 1996, respectively, and occupancy costs of $1,373,203, and $961,987 respectively. Depreciation and amortization expense was $201,885 for the six months ended July 27, 1997, and $140,314 for the six months ended July 28, 1996.

     Included in operating expenses are corporate overhead expenses of $698,365, or 12.5% of total revenues for the six months ended July 27, 1997, as compared to $681,014, or 17.2% of total revenues, for the six months ended July 28, 1996. It is expected that corporate overhead will continue to decrease as a percentage of sales as new retail stores and additional distribution are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     As a result of the foregoing, the loss from operations for the six months ended July 27, 1997 was $162,496, as compared with a loss from operations for the six months ended July 28, 1996 of $213,332. The improvement in operating results is attributed to the 1.1% increase in gross margin, and the decrease in operating expenses as a percentage of revenue realized from revenue growth and control of corporate overhead expenses as discussed above.

     Interest expense was $109,901 and $55,844 for the six months ended July 27, 1997, and July 28, 1996, respectively. Interest for the six months ended July 27, 1997 includes approximately $66,500 attributed to non-recurring interest paid and deferred financing costs written off upon retirement of the Convertible Notes on April 25, 1997. Interest expense for the six months ended July 27, 1997, was partially offset by $23,000 of interest income realized from the short term investment of cash proceeds from the public offering completed on April 25, 1997.

     Unrealized gain on investments of $16,264 for the period ended July 28, 1996, relates to holdings of common stock in Global Casinos, Inc.(Global). Since July 28, 1996, most of the investment has been liquidated, and as of July 27, 1997, holdings of Global common stock were immaterial. The remaining shares of Global will be liquidated as market conditions allow.

     For the six months ended July 27, 1997, other income was $14,423, consisting almost entirely of recognized license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one year term expiring in January, 1998, and are renewable at our option. For the six months ended July 28, 1996, other income was $29,249, which included approximately $12,500 in license fees, and approximately $12,700 of income from a settlement with a former franchisee.

     For the six months ended July 28, 1996, income from discontinued operations of $16,177, and income tax benefit of $10,000, represented negotiated settlements with several creditors that had resulted from business activities prior to the acquisition of Impostors.

     Based on the foregoing, the net loss available to common shareholders for the six months ended July 27, 1997 was $252,488, which translates to a net loss per share of $(0.21) based on 1,184,616 weighted average shares outstanding. This compares with a net loss available to common shareholders for the six months ended July 28, 1996 of $199,064, or $(0.27) per share, based on 748,939 weighted average shares outstanding as of that date.

     Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses.

IMPAIRMENT OF LONG-LIVED ASSETS
- -------------------------------
     In March 1996, the Financial Accounting Standards Board issued a statement entitled "Accounting for Impairment of Long-Lived Assets." In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recover ability would be performed. If an evaluation is required, the estimated future in discounted cash flows associated with the asset would be compared to asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the unaudited July 27, 1997, financial statements.

STOCK-BASED COMPENSATION
- ------------------------
     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995.
FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. Premier Concepts, Inc. has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

     Other than what has been discussed above, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in a material impact on the income and expenses of the Company.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       The Company is currently involved in the following legal proceedings:

       PREMIER CONCEPTS, INC. V. WILLIAM T. AND MARTHA A. JACKLING
       -----------------------------------------------------------
          Civil Action No. 7599-94 pending in the State Court of New York, County of Monroe. This action has also been brought by the Company to collect approximately $80,000 due and owing on open account from former franchisees of AFJ. In the case, the Company has also asserted against the Defendants' claims of trademark infringement, unfair competition and breach of contract in connection with the Defendants' continued use of the Company's registered trademark "Impostors" without legal authorization.

       SEC INVESTIGATION
       -----------------
          During 1995, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by a former officer and director of the Company. The Company has fully complied with all requests. The Company has been informed that the SEC staff intends to recommend to the Commission that an action be brought against certain persons including three of the Company's former shareholders and two of its former directors. Management does not believe that this investigation of the activities of these persons will have a direct impact on the Company or its business operations.

ITEM 2.   CHANGES IN SECURITIES

       None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

       None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the quarter ended July 27, 1997.

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


                                   PREMIER CONCEPTS, INC.



Dated:   September 9, 1997         By:  /s/ Sissel Greenberg
        -------------------             -----------------------------------
                                        Sissel Greenberg, President



Dated:   September 9, 1997         By:  /s/ Todd Huss
        -------------------             -----------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer