Form 10QSB
period 1997-10-26
PREMIER CONCEPTS INC /CO/
filed 1997-12-15
CIK 879206

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 26, 1997

                                       OR

            [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
           For the transition period from ____________ to ____________


Commission file number 0-21119


                             PREMIER CONCEPTS, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Colorado                                           84-1186026
----------------------------                           ----------------------
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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [ ]

As of December 5, 1997, the Registrant had 1,790,208 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                      INDEX

                                                                        Page

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements                                  3

                    Balance Sheet as of October 26, 1997 and
                    January 26, 1997                                      4

                    Statement of Operations for the Three
                    Months Ended October 26,, 1997 and Three
                    Months Ended October 27, 1996                         5

                    Statement of Operations for the Nine
                    Months Ended October 26, 1997 and Nine
                    Months Ended October 27, 1996.                        6

                    Statement of Cash Flows for the Nine
                    Months Ended October 26, 1997 and Nine
                    Months Ended October 27, 1996                         7

                    Notes to Consolidated Financial Statements            8

          Item 2.   Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                            9

                    Liquidity and Capital Resources                       9

                    Results of Operations                                12

PART II.  OTHER INFORMATION                                              19

          Item 1.   Legal Proceedings                                    19

          Item 2.   Changes in Securities                                19

          Item 3.   Defaults Upon Senior Securities                      19

          Item 4.   Submission of Matters to a Vote
                    of Security Holders                                  19

          Item 5.   Other Information                                    19

          Item 6.   Exhibits and Reports on Form 8-K                     20

                         PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
----------------------------
        The method of financial reporting is a fifty-two - fifty-three (52-
53) week fiscal year ending on the last Sunday in January of each year.
The accompanying Balance Sheet at October 26, 1997, Statement of Operations for the Three and Nine Months Ended October 26, 1997 and October 27, 1996, and Statement of Cash Flows for the Nine Months Ended October 26, 1997 and October 27, 1996 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 26, 1997 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended January 27, 1997.

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

                             PREMIER CONCEPTS, INC.
                                  BALANCE SHEET
                   AS OF OCTOBER 26, 1997 AND JANUARY 26, 1997

                                                October 26,      January 26,
                                                   1997             1997
                                              --------------   --------------
ASSETS
Current Assets:
  Cash & Cash Equivalents                     $     505,772    $     218,388
  Inventories                                     2,389,840        1,749,643
  Prepaid Expenses & Other Current Assets           470,701          118,536
                                              --------------   --------------
    Total Current Assets                          3,366,313        2,086,567

Property and Equipment, net                       2,523,081        2,033,939

Trademarks, net                                      78,533           87,833

Deferral Offering Costs                                  --          425,423

Deferred Tax Asset                                   39,000           39,000

Other Assets                                        100,160          139,012
                                              --------------   --------------
    Total Assets                              $    6,107,087   $   4,811,774
                                              ==============   ==============
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
  Notes Payable and Current Portion of
  Long Term Debt:
      Related Parties                         $          --    $      74,420
      Other                                         697,438          263,312
  Accounts Payable                                  862,343        1,153,495
  Other Accrued Liabilities                         368,568          427,281
                                              --------------   --------------
    Total Current Liabilities                 $   1,928,349    $   1,918,508
Long-Term Debt, Less Current Portion                 22,049        1,792,624
Other Liabilities                                   153,719          103,239
                                              --------------   --------------
      Total Liabilities                            2,104,117       3,814,371
                                              --------------   --------------
Stockholders' Equity:
  Preferred Stock, $.10 par value,
    20,000,000 shares authorized; none
    issued and outstanding at October 26,
    1997; 416,670 issued and outstanding
    at January 26, 1997                                  --           41,667
Common Stock, $.002 par value; 850,000,000
    shares authorized; 1,790,208 shares
    issued and outstanding at October 26,
    1997; 560,167 shares issued and
    outstanding at January 26, 1997                   3,540            1,120
  Additional Paid-in Capital                      5,656,789        2,316,123

  Accumulated Deficit                            (1,657,359)      (1,361,507)
                                              --------------   --------------
  Total Stockholders' Equity                       4,002,970         997,403
                                              --------------   --------------
      Total Liabilities & Equity              $    6,107,087   $   4,811,774
                                              ==============   ==============

                             PREMIER CONCEPTS, INC.
                             STATEMENT OF OPERATIONS
           FOR THE PERIOD ENDED OCTOBER 26, 1997 AND OCTOBER 27, 1996
                                   (UNAUDITED)

                                            Three Months        Three Months
                                                Ended               Ended
                                             October 26,         October 27,
                                                1997                1996
                                           --------------      --------------
Revenues:
  Retail Sales                             $    2,997,157      $    2,314,523
  Wholesale Sales                                  31,975              15,935
                                           -------------       --------------
    Total Revenues                              3,029,132           2,330,458
Cost of Goods Sold                                926,831             668,321
                                           -------------       --------------
    Gross Margin                                2,102,301           1,662,137

Operating Expenses:
  Selling, General & Administrative             2,243,727           1,515,085
  Depreciation & Amortization                     112,587              72,016
                                            --------------     --------------
    Total Operating Expenses                    2,356,314           1,587,101

Operating Profit (Loss)                          (254,013)             75,036
  Other Income (Expenses):
    Interest, net                                  (9,222)            (24,928)
    Increase (Decrease) in Fair Value
     of Tradable Securities                            --              (3,806)
    Other                                          52,076              41,268
                                            --------------     --------------
  Other, net                                       42,854              12,534

Loss Before Income Tax Benefit                   (211,159)             87,570
  Income Tax Benefit                              150,000                  --
                                            --------------     --------------
Net Income (Loss)                          $      (61,159)     $       87,570
                                            ==============     ==============
Net Income (Loss) Available to Common
  Shareholders                             $      (61,159)     $       82,570
                                           ==============      ==============
Net Income (Loss) Per Share
  Net Income (Loss)                        $        (0.03)     $         0.11
  Dividends Applicable to Preferred
    Stock                                              --               (0.01)
                                            --------------     --------------
    Net Income (Loss) Per Share            $        (0.03)     $         0.10
                                           ==============      ==============
Weighted Average Shares Outstanding             1,782,296             818,689
                                            ==============     ==============

                             PREMIER CONCEPTS, INC.
                             STATEMENT OF OPERATIONS
           FOR THE PERIOD ENDED OCTOBER 26, 1997 AND OCTOBER 27, 1996

                                             Nine Months         Nine Months
                                                Ended               Ended
                                             October 26,         October 27,
                                                1997                1996
                                           --------------       -------------
Revenues:
  Retail Sales                             $    8,583,235      $    6,623,960
  Wholesale Sales                                  37,646              23,950
                                            --------------     --------------
    Total Revenues                              8,620,881           6,287,910
Cost of Goods Sold                              2,530,497           1,847,986
                                            --------------     --------------
    Gross Margin                                6,090,384           4,439,924

Operating Expenses:
  Selling, General & Administrative             6,192,421           4,365,891
  Depreciation & Amortization                     314,472             212,330
                                            --------------     --------------
    Total Operating Expenses                    6,506,893           4,578,221
                                            --------------     --------------
Operating Profit (Loss)                          (416,509)           (138,297)

  Other Income (Expenses):
    Interest, net                                 (95,842)            (79,350)
    Increase (Decrease) in Fair Value
     -- Tradable Securities                            --              12,458
    Other                                          66,499              70,516
                                            --------------     --------------
  Other, net                                      (29,343)              3,624

Loss Before Income Tax Benefit and
  Discontinued Operation                         (445,852)           (134,673)
  Income Tax Benefit                              150,000              10,000
                                            --------------     --------------
Income (Loss) Before Discontinued Operation      (295,852)           (124,673)

Income from Discontinued Operation                     --              16,177
                                            --------------     --------------
Net Income (Loss)                          $     (295,852)     $     (108,496)
                                            ==============     ==============
Net Income (Loss) Available to Common
  Shareholders                             $      295,852)     $     (116,496)
                                            ==============     ==============
Net Profit (Loss) Per Share
  Before Discontinued Operation            $        (0.21)     $        (0.17)
  Discontinued Operations                              --                0.02
  Dividends Applicable to Preferred Stock            (.00)              (0.01)
                                            --------------     --------------
    Net Profit (Loss) Per Share            $        (0.21)     $        (0.16)
                                            ==============     ==============
Weighted Average Shares Outstanding             1,383,843             748,939
                                            ==============     ==============

                             PREMIER CONCEPTS, INC.
                             STATEMENT OF CASH FLOWS
           FOR THE PERIODS ENDED OCTOBER 26, 1997 AND OCTOBER 27, 1996


                                            Nine Months         Nine Months
                                                Ended               Ended
                                             October 26,         October 27,
                                                1997                1996
                                           --------------      --------------
Cash Flows From Operating Activities:
  Net income (loss)                        $     (295,852)     $     (108,496)
  Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
     Gain on restructuring of debt                     --             (14,250)
     Income from discontinued operations               --             (26,177)
     Depreciation and amortization                314,472             212,330
     (Gain) loss on marketable securities              --             (12,458)
     Stock compensation to employees               24,000                  --
     Other, net                                    35,431             (12,079)

  Changes in operating assets and liabilities:
    (Increase) decrease in:
     Inventories                                 (640,197)           (194,329)
     Other assets                                (352,165)            (69,466)
    Increase (decrease) in:
     Accounts payable and accrued
       liabilities                               (349,865)            506,254
     Other liabilities                             50,480              35,363
                                           --------------      --------------
     Net cash provided (used) by
       operating activities                    (1,213,696)            316,692

Cash Flows From Investing Activities:
  Capital expenditures for property
    and equipment                                (794,314)           (475,185)
  Proceeds from sale of investments                    --              50,564
                                           --------------      --------------
     Net cash provided by (used in)
       investing activities                      (794,314)           (424,621)

Cash Flows From Financing Activities:
  Deferred Offering Costs                        (179,791)           (211,542)
  Proceeds from issuance of preferred stock            --             225,000
  Proceeds from issuance of common stock        3,882,633                  --
  Payments on notes payable                    (1,407,448)           (185,108)
                                           --------------      --------------
     Net cash provided (used) by
       financing activities                     2,295,394            (171,650)
                                           --------------      --------------
Increase (Decrease) in Cash and
  Cash Equivalents                                287,384            (279,579)

Cash & Cash Equivalents, beginning of
  period                                          218,388             327,198
                                           --------------      --------------
Cash & Cash Equivalents, end of period     $      505,772      $       47,619
                                           ==============      ==============
Supplemental Schedule of Cash Flow
Information:
  Cash paid for interest                   $      142,946      $       86,073
                                           ==============      ==============

                             PREMIER CONCEPTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 26, 1997


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


  SEASONALITY AND QUARTERLY FLUCTUATIONS
  --------------------------------------
  The Company's faux jewelry chain historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated an operating loss during the nine months ended October 26, 1997 of $(416,509), as compared to an operating loss of $(138,297) for the nine months ended October 27, 1996.

  The Company historically realizes approximately twenty percent (20%) of its revenues during December as a result of the Christmas season. If the Company's sales are substantially below seasonal expectations during December, the Company's annual results will be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------
          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RETAIL FISCAL YEAR
------------------
          The method of financial reporting is a fifty-two to fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. Likewise, reporting quarters end on the Sunday closest to the calendar end of April, July and October. Each reporting quarter contains 13 weeks of operations.


LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 26, 1997 COMPARED TO JANUARY 26,
1997
---------------------------------------------------------------------------
          On April 25, 1997 a secondary public offering was successfully completed in which 1,100,00 units were sold, each unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant (Warrant). Two Warrants entitle the holder to purchase one share of Common Stock at a price of $5.00 during the three year period ending April 21, 2000. Proceeds of approximately $3.3 million were realized, after costs of the offering, of which $1,120,000 was used to retire Convertible Promissory Notes (Convertible Notes) issued on December 27, 1997 as part of a bridge financing completed to repurchase shares of Common Stock from certain shareholders and to provide working capital. An additional $273,887 was used to retire various other short term notes.

          During the nine months ended October 26, 1997, merchandise inventories increased $640,197, or approximately 37%, from $1,749,643 at January 26, 1997, to $2,389,840 at October 26, 1997. This increase reflects normal increases for the December season, and merchandise purchased for eight new stores opened during the nine months ended October 26, 1997, as follows:

   Store                    Location                                         Date Opened
   ------------------       ---------------------------------------          -----------------
   Elegant Pretenders       The Rio Hotel and Casino, Las Vegas, NV          February 7, 1997
   Impostors                Miami International Mall, Miami, FL              February 17, 1997
   Impostors                Beach Place, Ft. Lauderdale, FL                  February 14, 1997
   Impostors                The Falls, Miami, FL                             June 28, 1997
   Impostors                North County Fair, Escondido, CA                 July 13, 1997
   Impostors Kiosk          Washington National Airport, Arlington, VA       July 19, 1997
   Impostors                Arizona Mills, Tempe, AZ                         November 20, 1997
   Impostors                Pointe Orlando, Orlando, FL                      November 21, 1997

          Prepaid expenses and other current assets increased $352,165, from $118,536 at January 26, 1997, to $470,701 at October 26, 1997.
Included in prepaid expenses and other current assets are estimated federal and state income tax payments of approximately $63,000, and a current deferred income tax asset of $150,000 resulting from accumulated operating losses during the first three quarters.

          As a result of the foregoing, current assets increased by $1,279,746, from $2,086,567 at January 26, 1997, to $3,366,313 at
October 26, 1997.

          During the nine months ended October 26, 1997, $794,314 was invested in property and equipment, consisting of leasehold improvements in connection with the April relocation of the store in the Valley Fair Shopping Center in Santa Clara, California, the remodel of the Horton Plaza store in San Diego, California, completed in July, 1997, the remodel of the Borgata store in Scottsdale, Arizona, completed in October, 1997, and the eight new stores as noted above. In October, 1997 the Grossmont Center store in La Mesa, California was closed upon expiration of the lease. Therefore, property and equipment, net of accumulated depreciation, increased $489,142, from $2,033,939 at January 26, 1997, to $2,523,081 at
October 26, 1997.

          Trademark assets, representing the goodwill of the Impostors trademark and other intellectual property was acquired as part of the acquisition of Impostors in March, 1994. The asset, with an amortized book value was $78,533 at October 26, 1997, is being amortized over a 10-year period.

          Deferred offering costs of $425,423 at January 26, 1997 increased by $179,791 prior to completion of the secondary public offering on April 25, 1997, as noted above. These costs, totaling $605,214 were netted against the offering proceeds.

          As of October 26, 1997, total outstanding liabilities were $2,104,117 compared to $3,814,371 at January 26, 1997, a decrease of $1,710,254, which reflects the retirement of the Convertible Notes and other long term debt totaling approximately $1.4 million. Total current liabilities increased slightly, from $1,918,508 at January 26, 1997 to $1,928,349 at October 26, 1997. Accounts payable and accrued liabilities were decreased by approximately $350,000, primarily reflecting payments to contractors for new store projects completed in the fourth quarter of fiscal 1996/97, and in the first quarter of the current year. In the first quarter, a $635,000 bank note that matures in February, 1998, was reclassified as a current liability. The note carries interest at the rate of ten percent (10%) per annum and is payable in monthly interest only payments of $5,300. Discussions with the bank and various financial institutions in Colorado are ongoing to restructure the note as part of a banking services consolidation. As a result of the foregoing, working capital increased by $1,269,905, from $168,059 at January 26, 1997, to $1,437,964 at October 26, 1997.

          Amounts borrowed from related parties of $74,420 at January 26, 1997, were retired during the second quarter. Current notes payable increased from $263,312 at January 26, 1997, to $697,438 at October 26, 1997, an increase of $434,126, primarily as a result of the reclassification of the bank note as discussed above.

          Long-term debt, net of the current portion, was $22,049 at October 26, 1997, as compared to $1,792,624 at January 26, 1997, a decrease of approximately $1.77 million, which was the result of the payments of the Convertible Notes and reclassification of the bank note, as discussed above. The remainder of long-term debt represents notes that were part of the Impostors retail chain acquisition in March, 1994.

          Accounts payable decreased by $291,152 or approximately 25%, from $1,153,495 at January 26, 1997 to $862,343 at October 26, 1997, primarily as a result of payments to contractors for new store projects completed in the fourth quarter of fiscal 1996/97, and in the first quarter of the current year, as discussed above. Other accrued liabilities decreased by $58,713 from $427,281 at January 26, 1997 to $368,568 at October 26, 1997,
or approximately 14%. The decrease is attributable to payments of certain liabilities incurred in fiscal 1997 as part of the public offering completed in April, 1997. Accrued liabilities at October 26, 1997, represent expenses incurred in the normal course of business.

          As a result of the Company's net loss for the nine months of $295,852, the accumulated deficit increased from $1,361,507 at January 26, 1997 to a deficit of $1,657,359 at October 26, 1997. As discussed above, on April 25, 1997, the Company successfully completed a secondary offering of 1,100,000 units consisting of one share of Common Stock and two Warrants, which after costs of the offering, increased stockholders' equity by $3,270,886. As a result, total stockholders' equity increased from $997,403 at January 26, 1997, to $4,002,970 at October 26, 1997.

          Net cash used in operating activities for the nine months ended October 26, 1997, was $1,213,696, compared with cash provided by operating activities of $316,692 for the nine months ended October 27, 1996. This was a result of increased inventory balances in preparation for the December shopping season, and for the eight new stores opened during the period, and the significant reductions of accounts payable as discussed above.

          Cash used in investing activities of $794,314, represents investments in stores as discussed above. This compares with net cash used by investing activities of $424,621 during the nine months ended
October 27, 1996, and represents an increase of $369,693.

          Net cash provided by financing activities for the nine months ended October 26, 1997, was $2,295,394, primarily representing the completion of the secondary offering in April, 1997. This compares to net cash used by financing activities of $171,650 for the nine months ended October 27, 1996, which resulted from costs incurred in connection with the public offering, payments on notes payable, and proceeds of $225,000 realized from the completion of a bridge financing in which an aggregate of 416,670 shares of Series A Convertible Preferred Stock and 208,335 Class B Warrants were sold. The Preferred shares automatically converted to 102,041 shares of common stock upon completion of the public offering on April 25, 1997.

          The foregoing resulted in an increase in cash and cash equivalents of $287,384, from $218,388 at January 26, 1997, to $505,772 at
October 26, 1997.

          Leases to open four additional locations over the next six to nine months have been executed. These new stores will be located in California, Louisiana, New York, and in Nevada. Other retail locations are currently being evaluated, although to date no additional retail leases have been executed. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$150,000, including the leasehold improvements, fixtures, equipment and inventory. Sufficient capital is available to complete the new store openings which are currently committed. However, additional new stores will require new sources of capital, of which there can be no assurance.

          In the third quarter of fiscal 1998, the Company was named as a defendant in a civil action brought in the District Court of the Southern District of New York. (See Part II, Item 1, Legal Proceedings) While the Company believes that it will be successful in its defense of this civil action, the cost of such defense could be significant and may represent a material commitment of the Company's limited working capital.


RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 26, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 27, 1996
---------------------------------------------------------------------------
          Set forth below is selected summary financial data derived from the financial statements and financial records.

                                            Three Months        Three Months
                                                Ended               Ended
                                             October 26,         October 27,
                                                1997                1996
                                           --------------      --------------
STATEMENTS OF OPERATIONS DATA:

Total Revenues                             $    3,029,132      $    2,330,458
Operating income (loss)                          (254,013)             75,036
Net income (loss)                                 (61,159)             87,570
Net income (loss) available to common
  shareholders                                    (61,159)             82,570
Net income (loss) per common share                  (0.03)               0.10
Weighted average shares outstanding             1,782,296             818,689

STATISTICAL DATA:

Store revenues                             $    2,996,812      $    2,314,445
Store gross margin                              2,090,417           1,660,508
Store operating expenses                        1,896,572           1,257,596
Store operating profit                            193,846             402,912
Corporate overhead operating expenses             459,381             329,506
Gross margin percentage                             69.4%               71.7%
Comparable same store sales (26 stores)         2,015,886           2,091,944
Comparable same store sales growth                 (3.6)%                 N/A

          Total revenues for the three months ended October 26, 1997 were $3,029,132 as compared to $2,330,458 for the comparable period ended October 27, 1996, an increase of $698,674, or 30%. The increase is due to the addition of 12 new locations since August 30, 1996. Comparable same store sales were $2,015,886 for the three months ended October 26, 1997 as compared to $2,091,994 for the comparable period ended October 27, 1996, a decrease of 3.6%. The decrease in comparable same store sales during the quarter is attributed to unusually warm weather that caused a general decrease in regional mall and tourist traffic, particularly in the mid-Atlantic, the southeast, and southwest. In addition, two high volume locations were remodeled during the quarter, which required the stores to be closed or operated on a limited basis. A continued focus on the merchandise quality, maintaining stock levels in key items, and the continued remodeling of retail locations is expected to improve sales in existing locations.

          Sales from wholesale and non store retail sales of $32,320 and $16,013 are included in total revenues for the three months ended
October 26, 1997 and October 27, 1996, respectively.

          For the three months ended October 26, 1997, cost of goods sold was $926,831 and the gross margin was $2,102,301, or approximately 69.4%. For the three months ended October 27, 1996, cost of goods sold was $668,321 and the gross margin was $1,662,137, or approximately 71.3%. The 1.9% decrease in gross margin is attributed to a special merchandise promotion in August and September to stimulate early season sales. The margin was also affected by reduced purchasing from the Orient due to quality issues. In addition, the margin was also slightly affected by marked down merchandise sold in our outlet location in Florida.

          Selling, general and administrative expenses were $2,243,727 for the three months ended October 26, 1997, compared to $1,515,085 for the period ended October 27, 1996, or 74.1% and 65.0% of revenues, respectively. The majority of these expenses were comprised of personnel expenses, which amounted to $1,016,469, and $689,504 for the three months ended October 26, 1997, and October 27, 1996, respectively, and occupancy costs of $730,825, and $506,879 respectively. Included in selling, general and administrative expenses are certain prepaid non-recurring professional and consulting fees associated with the secondary public offering completed in April, 1997, and are being amortized over the periods of the services being performed. Depreciation and amortization expense was $112,587 for the three months ended October 26, 1997, and $72,016 for the three months ended October 27, 1996.

          Included in operating expenses are corporate overhead expenses of $459,381, or 15.2% of total revenues, for the three months ended
October 26, 1997, as compared to $329,506, or 14.1% of total revenues, for the three months ended October 27, 1996. The increase is attributable to a non-recurring common stock bonus to the Chief Executive Officer of $32,000. It is expected that overall corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution channels are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

          As a result of the foregoing, the loss from operations for the three months ended October 26, 1997 was $254,013, as compared with an operating profit for the three months ended October 27, 1996 of $75,036.

          Interest expense was $19,065 and $25,869 for the three months ended October 26, 1997, and October 27, 1996, respectively, and is comprised primarily of interest charged on the $635,000 bank note discussed above. Interest expense for the three months ended October 26, 1997, was offset by approximately $9,800 of interest income realized from the short term investment of cash proceeds remaining from the public offering completed on April 25, 1997.

          Unrealized loss on investments of $3,806 for the period ended October 27, 1996, relates to holdings of common stock in Global Casinos, Inc.(Global). Since October 27, 1996, most of the investment has been liquidated, and as of October 26, 1997, holdings of Global common stock were immaterial. The remaining shares of Global were liquidated in November, 1997.

          For the three months ended October 26, 1997, other income was $52,076. Approximately $45,600 represents a refund from the State of California for overpayment of sales taxes in 1994. The remaining $6,500 are recognized license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one year term expiring in January, 1998, and are renewable at our option.

          For the three months ended October 27, 1996, other income was $41,268, and includes a gain of approximately $25,000 which resulted from a final settlement of a recorded liability and funds held in escrow that were used to satisfy certain liabilities to unsecured creditors of the predecessor company, and approximately $10,000 in gains realized from debtor settlements with former Impostors franchisees. Also included are approximately $6,000 in license fees.

          For the three months ended October 26, 1997, an income tax benefit of $150,000 was recorded to recognize the tax effect of the accumulated losses during the first three quarters of fiscal 1998. Based on historical results, it is expected that fourth quarter operating results will offset the accumulated losses through October 26, 1997.

          Based on the foregoing, the net loss for the three months ended October 26, 1997 was $61,159, which translates to a net loss per share of $(0.03) based on 1,782,296 weighted average shares outstanding. This compares with a net income for the three months ended October 27, 1996 of $87,570, or $0.11 per share, based on 818,689 weighted average shares outstanding.

          Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 26, 1997 COMPARED TO NINE MONTHS ENDED OCTOBER 27, 1996
---------------------------------------------------------------------------
     Set forth below is selected summary financial data derived from the financial statements and financial records.

                                             Nine Months        Nine Months
                                                Ended               Ended
                                             October 26,         October 27,
                                                1997                1996
                                           --------------      --------------
STATEMENTS OF OPERATIONS DATA:

Total Revenues                             $    8,620,881      $     6,287,910
  Operating income (loss)                        (416,509)           (138,297)
Net income (loss)                                (295,852)           (108,496)
Net income (loss) available to common
  shareholders                                   (295,852)           (116,496)
Net income (loss) per common share                  (0.21)              (0.16)
Weighted average shares outstanding             1,383,843             748,939

STATISTICAL DATA:

Store revenues                             $    8,582,457      $    2,314,445
Store gross margin                              6,083,110           1,660,508
Store operating expenses                        5,348,786           1,257,596
Store operating profit                            734,235             402,912
Corporate overhead operating expenses           1,157,556             329,506
Gross margin percentage                             70.7%               71.7%
Comparable same store sales (26 stores)         6,104,964           2,091,944
Comparable same store sales growth                   1.8%                 N/A

  Total revenues for the nine months ended October 26, 1997 were $8,620,881 as compared to $6,287,910 for the comparable period ended October 27, 1996, an increase of $2,332,971, or 37.1%. The increase is due to the addition of 12 new locations since August 30, 1996, and an increase in comparable same store sales of 1.8%. Comparable same store sales were $6,104,964 for the nine months ended October 26, 1997 as compared to $5,999,627 for the comparable period ended October 27, 1996, an increase of approximately $105,000. The decrease in comparable same store sales from the 4.6% gain reported through the six months ended July 27, 1997 is attributable to unusually warm weather during the quarter ended October 26, 1997, that caused a general decrease in regional mall and tourist traffic, particularly in the mid-Atlantic, the southeast, and southwest. In addition, two high volume locations were remodeled during the quarter, which required the stores to be closed or operate on a limited basis. A continued focus on the merchandise quality, maintaining stock levels in key items, and the remodeling of retail locations is expected to continue to improve sales in existing locations.

  Sales from wholesale and non store retail sales of $37,646 and $23,950 are included in total revenues for the nine months ended October 26, 1997 and October 27, 1996, respectively.

  For the nine months ended October 26, 1997, cost of goods sold was $2,530,497 and the gross margin was $6,090,384, or approximately 70.7%. For the nine months ended October 27, 1996, costs of goods sold was $1,847,986 and the gross margin was $4,439,924, or relatively unchanged at approximately 70.6%.

  Selling, general and administrative expenses were $6,192,420 for the nine months ended October 26, 1997, compared to $4,365,891 for the period ended October 27, 1996, or 71.8% and 69.4% of revenues, respectively. The majority of these expenses were comprised of personnel expenses, which amounted to $2,846,844, and $2,034,254 for the nine months ended
October 26, 1997, and October 27, 1996, respectively, and occupancy costs of $2,104,028, and $1,468,866 respectively. Included in selling, general and administrative expenses are certain non-recurring professional and consulting fees associated with the secondary public offering completed in April, 1997. These costs were not offset against the offering proceeds and are being amortized over periods ranging from six months to one year. Also included in selling, general and administrative expenses are certain non-capitalized store signage, fixturing, and supplies that are purchased from time to time for store remodels and enhancements, which benefit future periods. Depreciation and amortization expense was $314,472 for the nine months ended October 26, 1997, and $212,330 for the nine months ended October 27, 1996.

  Included in operating expenses are corporate overhead expenses of $1,157,556, or 13.4% of total revenues for the nine months ended
October 26, 1997, as compared to $1,101,521, or 16.1% of total revenues, for the nine months ended October 27, 1996. It is expected that corporate overhead will continue to decrease as a percentage of sales as new retail stores and additional distribution are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

  As a result of the foregoing, the loss from operations for the nine months ended October 26, 1997 was $416,509, as compared with a loss from operations for the six months ended October 27, 1996 of $138,297.

  Interest expense was $128,966 and $81,713 for the nine months ended October 26, 1997, and October 27, 1996, respectively. Interest for the nine months ended October 26, 1997 includes approximately $66,500 attributed to non-recurring interest paid and deferred financing costs written off upon retirement of the Convertible Notes on April 25, 1997. Interest expense for the six months ended October 26, 1997, was partially offset by $33,125 of interest income realized from the short term investment of cash proceeds from the public offering completed on April 25, 1997.

  Unrealized gain on investments of $12,458 for the period ended
October 27, 1996, relates to holdings of common stock in Global Casinos, Inc.(Global). Since October 27, 1996, most of the investment has been liquidated, and as of October 26, 1997, holdings of Global common stock were immaterial. The remaining shares of Global were liquidated in November, 1997.

  For the nine months ended October 26, 1997, other income was $66,499. Approximately $45,600 represents a refund from the State of California for overpayment of sales taxes in 1994. In addition, recognized license fees of $19,500 associated with extension agreements that will allow certain former franchisees to use the Impostors trademark are included in other income. The license agreements have a one year term expiring in January, 1998, and are renewable at our option, consisting almost entirely of recognized license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one year term expiring in January, 1998, and are renewable at our option.

  For the nine months ended October 27, 1996, other income was $70,516, which included approximately $19,000 in license fees. Other income also includes a gain of approximately $25,000 which represents a final settlement of a recorded liability and funds held in escrow that were used to satisfy certain liabilities to unsecured creditors of the predecessor company, and approximately $28,000 in gains realized in settlements with former franchisees.

  For the nine months ended October 27, 1996, income from discontinued operations of $16,177, and income tax benefit of $10,000, represented negotiated settlements with several creditors that had resulted from business activities prior to the acquisition of Impostors.

  For the nine months ended October 26, 1997, an income tax benefit of $150,000 was recorded to recognize the tax effect of the accumulated losses during the first three quarters of fiscal 1998. Based on historical results, it is expected that fourth quarter operating results will offset the accumulated losses through October 26, 1997.

  Based on the foregoing, the net loss available to common shareholders for the nine months ended October 26, 1997 was $295,852, which translates to a net loss per share of $(0.21) based on 1,383,843 weighted average shares outstanding. This compares with a net loss available to common shareholders for the six months ended October 27, 1996 of $116,496, or $(0.16) per share, based on 748,939 weighted average shares outstanding as of that date.

  Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses.


EARNINGS PER SHARE
------------------
  In February, 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the currently required presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations to the financial statements issued for periods ending after December 15, 1997, and early application is not permitted. Upon adoption, SFAS 128 requires restatement of prior period EPS presented to conform to the requirements of SFAS 128. Management believes the adoption of SFAS 128 will not have a material effect on the Company's previously issued financial statements.


COMPREHENSIVE INCOME
--------------------
  In June, 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, losses) in a full set of general purposes financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. SFAS 130 requires reclassification of financial statements for all periods presented for comparative purposes. Management believes the adoption of SFAS 130 will not have a material effect on the Company's future financial statements.


REPORTING FOR SEGMENTS
----------------------
  In June, 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. Management believes the adoption of SFAS 131 will not have a material effect on the Company's future financial statements.

  Other than what has been discussed above, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in a material impact on the income and expenses of the Company.

                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------
        The Company is currently involved in the following legal proceedings:

        HAMILTON CONSULTING, INC., ASHER FENSTERHEIM AND JAY BOTCHMAN V. PREMIER CONCEPTS, INC. D/B/A IMPOSTERS AND COHIG & ASSOCIATES, INC., Civil Action No. 97 CIV.6761 pending in the United States District Court, Southern District of New York. In their complaint, the Plaintiffs allege breach of contract by the Company, tortuous interference with contract by the Defendant Cohig & Associates, Inc. ("Cohig), and tortuous interference with prospective economic advantage by Cohig. Specifically, Plaintiffs allege they entered into an enforceable agreement with the Company to effect a business combination, and that the Company's refusal to consummate the transaction constitutes breach of contract. The Plaintiffs further allege that the Company's refusal to consummate the business combination was due, in part, to conduct of the Defendant Cohig, and that Cohig's alleged conduct constitutes interference with the contractual relationship between Plaintiffs and the Company, and tortuous interference with the Plaintiffs' prospective economic advantage. Since the Company has no signed agreements with any party and there exist no documents evidencing any meeting of the minds or intention to be bound to any such agreements, the Company disputes that there existed any enforceable agreement with the plaintiffs, or any of them, with respect to any possible business combination. While the Company is confident that it will prevail should this matter proceed to trial, the legal expenses incurred in defending the matter could be significant and may represent an material commitment to the Company's working capital. Additionally, the Company has agreed to indemnify Cohig and its agents and affiliates from any liability incurred by Cohig in connection with the matter to the extent not otherwise covered by insurance.


Item 2.   Changes in Securities
-------------------------------
        None


Item 3.   Default Upon Senior Securities
----------------------------------------
        None


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
        No matters were submitted to a vote of security holders during the quarter ended October 26, 1997.


Item 5.   Other Information
---------------------------
        None

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          EXHIBITS:

                Exhibit 27 - Financial Data Schedule

          REPORTS ON FORM 8-K:

                None

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     PREMIER CONCEPTS, INC.



Dated:   December 15, 1997           By:  /s/ Sissel Greenberg
        ---------------------             -----------------------------------
                                          Sissel Greenberg, President



Dated:   December 15, 1997           By:  /s/ Todd Huss
        ---------------------             -----------------------------------
                                          Todd Huss, Chief Financial Advisor,
                                          Principal Accounting Officer