Form 10KSB
period 1998-01-25
PREMIER CONCEPTS INC /CO/
filed 1998-05-12
CIK 879206

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 25, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ____________ to ____________

     Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
                      ----------------------------------
            (Exact Name of Registrant as Specified in its Charter)

        Colorado                                    84-1186026
-----------------------------------            ---------------------
(State or other jurisdiction                     I.R.S. Employer
of incorporation or organization)              Identification number

        3033 South Parker Road, Suite 120, Aurora, Colorado       80014
     ---------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:   (303) 338-1800

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
     -------------------      ---------------------------------------------
     None                     None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

The Issuer's revenues for the fiscal year ended January 25, 1998 were $12, 57 8,683.

As of May 4, 1998, the aggregate market value of the Common Stock of the Issuer based upon the closing bid price of the Common Stock as quoted on the NASDAQ held by non-affiliates of the Issuer was $3,660,990.
As of May 4, 1998, 1,775,025 shares of Common Stock of the Issuer were outstanding.

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

           1. Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-08741.

           2. Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-19901.

           3. Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.

           4. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

           5. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 28, 1996.

Forward-Looking Statements
--------------------------
     In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                                    PART I

                                   BUSINESS

Overview
--------
     Operating under the names "Impostors" and "Elegant Pretenders," Premier Concepts, Inc. (the "Company" or "Premier") specializes in the marketing and retailing of high-end reproduction jewelry ("faux jewelry") and 14-karat gold jewelry with cubic zirconia and other synthetic stones. Through a national chain of 39 operating retail stores, the Company sells jewelry that emulates classic fine jewelry as well as pieces designed by famous jewelers such as Tiffany & Co.-Registered Trademark-, Cartier -Registered Trademark-, Bulgari - Registered Mark- and Harry Winston. The product line also includes replicas of jewelry owned by Princess Diana, The Duchess of Windsor, Elizabeth Taylor and other celebrities. Faux jewelry is created with layered gold, cubic zirconia and Austrian crystal to simulate the look of fine jewelry. Also recently introduced is a new collection of genuine sterling silver jewelry featuring semi-precious and synthetic stones. The products are purchased from several domestic vendors and from vendors in China, England, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand.

     The Impostors and Elegant Pretenders stores are designed to match the elegant look of the Company's products and to provide customers with the feeling of shopping in an upscale, fine jewelry environment. The stores are located in shopping malls and tourist locations, currently in Southern California, Northern California, the states of Arizona, Colorado, Florida, Louisiana, Maryland, Missouri, Nevada, New Jersey, New York, Pennsylvania, Texas, Virginia, Washington and in the Washington, D.C. area. The largest and most visible store is located in the prime retail area of San Francisco's Union Square. Since January 29, 1996, the Company has opened seventeen (17) additional retail locations. In the last year, four retail stores were closed due to lease expirations and unprofitable operations, bringing the total
number of stores currently operating to thirty-nine (39).   In addition,
leases for two new retail stores in California and Nevada have been executed, and are scheduled to open over the next six months.

Business Strategy
-----------------
     In March 1994, the Company acquired out of bankruptcy substantially all of the assets and assumed certain liabilities associated with the operation of a nationwide chain of 27 faux jewelry stores which were then operating under the trademark "Impostors." In the months following the Company's entry into the faux jewelry industry, results of operations continued to deteriorate principally due to the continuing burden of excessive operating and overhead expenses, pre-petition and post-petition bankruptcy liabilities, the unprofitability of certain stores, as well as the continuation of ineffective marketing and merchandising strategies.

     Premier's business strategy the past four years has included growing the retail chain in profitable markets, closing unprofitable stores, remodeling existing stores, development of new marketing channels including direct mail, and the marketing of its high-end jewelry reproductions and store concept internationally through licensing arrangements. Although record revenues of $12,578,683 were achieved in its fiscal 1998 year, results from operations decreased from an operating profit of $326,439 for the year ended January 26, 1997, to an operating loss of $484,030 for the year ended January 25, 1998. The Company's strategies continue to focus on the leveraging on its name and goodwill to achieve additional distribution for its products as well as seeking new retail locations that offer potential for above average return on investment.

Principal Products
------------------
     The Company's products are comprised of approximately 55% fine jewelry reproductions and emulations of merchandise inspired by classic designers such as Cartier -Registered Trademark-, Tiffany & Co.-Registered Mark-, Bulgari - Registered Mark- and Harry Winston, and approximately 35% of 14-karat gold featuring cubic zirconia and other synthetic stones and 5% sterling silver
with semi-precious stones and cubic zirconia.   The jewelry ranges from
solitaire rings and faux pearl necklaces to earrings, pendants and bracelets. Since the products are set in layered 18-karat gold over jewelers' bronze or 18-karat gold over sterling silver, the jewelry can be offered at substantially less cost than the original pieces. The use of cubic zirconia and other laboratory grown stones offers a more affordable product by emulating the look and feel of expensive gemstone jewelry.

     Approximately 2,500 different jewelry items are offered, with none representing more than 10% of the total annual sales. As a group, 14-karat gold items constitute the largest classification, representing 40% of total inventory. Throughout the year, individual stores offer between 1,000 and 2,000 different pieces, with certain specialty items being added from time to time for seasonal or other marketing purposes.

     Most of the products are selected from existing inventory offered by vendors. However, from time to time, purchases are made of exclusive items that are manufactured under special order for the Company. Because the products are high-quality emulations of classic fine jewelry designs that change little from year to year, no significant problems associated with inventory obsolescence have been experienced.

Remodeling and Expansion Strategy
---------------------------------
     A new interior design has been developed to match the elegant look of its products and to provide customers with the feeling of shopping in a high-end, fine jewelry environment. During the past two years, nine remodels of existing stores have been completed at an average cost of $30,000 per store. Additional remodeling activity will depend upon the availability of working capital from future operations, or additional capital infusion, of which there can be no assurance. Further remodeling of existing locations will also depend on the lease terms, as well as the expected return on such leasehold improvements. Since January 29, 1996, the Company has opened seventeen additional retail stores and two more are planned in California and Nevada, which are scheduled to open over the next six months. Other potential real estate sites in Florida, Nevada, South Carolina and New York are currently being evaluated, although to date no leases for additional new locations other than the two mentioned above have been executed. Further expansion of the retail chain beyond the current 39 locations will require additional capital infusion.

     In selecting and evaluating new sites, Premier has developed criteria that consider local population demographics, customer base, sales per square foot of other retailers in the area, and most significantly, location. Of particular focus are centers and malls with a heavy tourist trade. Absent a high tourist component, a regional mall would be considered only if the location offered is in a high traffic area with a mix of other fashion tenants. The Company also continues to pursue opportunities in casinos and high-profile hotels. Financial projections for any new proposed site are prepared and any location where management believes break-even operations cannot be achieved within a six to twelve month period are rejected. The opening of a new retail location represents an aggregate capital requirement of approximately $100,000 to $200,000, depending on location and size, which includes initial leasehold expenses and improvements, purchases of furniture, fixtures and equipment and initial inventory costs.

     Since the Company's inventory, accounting and information systems are highly automated, management believes that it has the present capacity to handle the accounting, informational and inventory tracking needs for up to 100 stores. However, significant further additions beyond the 41 locations expected to be operating in the next six months, will require increased staffing.

     In addition to developing new store locations, Premier is continually investigating the possibility of acquiring companies in similar lines of business, including faux jewelry, fine jewelry and accessories. Potential candidates include small retail chains, companies currently engaged in multimedia faux jewelry sales, as well as former Impostors franchisees. While the Company continually investigates such acquisition opportunities, there are no substantive negotiations, arrangements, agreement or understandings with respect to any potential acquisition.

Other Marketing and Distribution Channels
-----------------------------------------
     Currently, over 99% of total revenues are derived from retail store sales. The Company also wholesales products nationally and internationally to licensees and a few smaller retailers. Limited resources exist to focus on the international demand, however, products have been sold in limited amounts to accounts in Australia, Brazil, Chile, and Taiwan. Plans to increase the international wholesale business by hiring additional persons and/or agents to represent the line of products internationally are subject to the availability of working capital. The ability to fully develop the business opportunities offered by the international marketplace depends upon both overcoming legal obstacles and the availability of additional working capital from future operations, of which there can be no assurance.

     In November 1997, a catalogue was launched featuring approximately 200 jewelry styles, which initially has been distributed through the Company's tourist retail stores. As the catalogue generates sales both at the corporate office and at the store level, it is difficult to measure the total sales generated by the catalogue to date. However, although direct sales from the catalogue independent of the stores have been minimal, plans are to continue to market a new catalogue annually featuring best sellers. Although, in the future, distribution of the catalogue may broaden to include direct mailings to new potential customers, the current plans call for continued distribution primarily through the tourist locations.

     The Company has also explored multimedia distribution of its jewelry. In October 1996, an Internet web site and catalogue (www.impostors.com) was developed and completed. Subject to availability of capital, plans are to continue to update the site and expand the Internet distribution channels, as new technology becomes available. Additionally, discussions have been initiated to market the concept and products to the home shopping networks. However, as of the date of this filing, no contracts have been signed.

Market and Customers
--------------------
     The Impostors' niche bridges the markets between costume and fine jewelry by offering high-quality reproductions of classic and designer fine jewelry and also a collection of 14-karat gold and sterling silver with cubic zirconia, semi-precious and synthetic stones. Faux jewelry distinguishes itself from traditional fashion jewelry by the quality of the metals, stones and craftsmanship utilized in the design and manufacturing process. While costume jewelry is typically price-pointed in the $5 to $30 range, the majority of Premier's faux jewelry is priced in the $30 to $100 range. The 14-karat gold collection has price points between $45 to $1,000, with the majority in the $100 to $400 range.

     The market for the Company's products is to a large extent defined by a knowledgeable customer's desire to have the look, feel and design of classic fine jewelry and expensive diamond and gemstone jewelry, without the cost.
The target market is women between the ages of 30 and 60 who are either purchasing jewelry reproductions in place of, or to complement expensive fine jewelry, or professional women who want the look of fine jewelry but are unwilling or unable to pay the fine jewelry price tag. This target market is expected to continue to grow in accordance with the continued increases in the number of women entering the professional workplace. The Company also expects to benefit from the maturation of the baby boomer generation that, according to the United States Census Bureau, will have reached the average age of 45 by the year 2000. It has been the Company's experience that the vast majority of its retail customers are women purchasing for themselves rather than men purchasing for others.

Suppliers and Vendors
---------------------
     The Company purchases its products from vendors who have an established history of manufacturing high quality jewelry products. These vendors offer a standard product line through catalogues and trade shows, and also manufacture certain products specifically for Premier, for which the Company will typically be given a 12 to 18 month exclusivity for that item by the vendor. Premier's relationships with its vendors of high-quality product are considered a component of its strategic advantage over other competitors. The Company works closely with its vendors to constantly upgrade the quality of its products.

     The Company's products are currently being purchased 60% from domestic vendors and 40% from vendors in England, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand. Most of the inventory is purchased from vendors' existing inventory and designs, while some is manufactured under special order. Orders from foreign vendors take 6 to 8 weeks to fill, with U.S. vendors delivering in approximately 3 to 4 weeks. Most domestic vendors offer terms of payment of between 30 and 60 days and some offer up to 90 days, while many international vendors require either prepayment or payment prior to shipment. The Company continually investigates new sources of merchandise in order to maximize profit margins and expects to concentrate future purchases to a larger degree from vendors in the Pacific Rim. The Company considers the identity of its sources of supply to be proprietary to the extent that a product's quality, source and price bear directly upon the Company's competitive advantage. The Company does not rely on any single source of supply and could readily obtain product from new suppliers should any given source become unavailable. The Company has not experienced any difficulty in obtaining merchandise and does not anticipate any future problems or restriction of availability.

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

     The Company competes directly with department stores and other retailers of faux jewelry, including home shopping channels, and indirectly with specialty retailers of accessories and related items. Department stores typically offer lower-end costume and fashion jewelry, or on occasion will offer higher-end faux jewelry designed by their own exclusive designers. The Company's exclusive emphasis on the faux jewelry specialty market niche is designed to attract the customer who has already decided to purchase designer inspired jewelry rather than either costume jewelry or the high cost piece of genuine fine jewelry. However, the Company is not alone in this marketing approach, as there exist a few other chains of retailers offering faux jewelry in a directly competitive manner. The Company is aware of only one other business, N. Landau Hyman, which has a comparable number of specialty retail stores that focus on the sale of faux jewelry. Other specialty retailers who focus on the sale of faux jewelry include Elegant Illusions, which has approximately 20 faux jewelry stores, Mystique which has 4 stores in Florida, and Diamond Essence which has a retail store in New York and another in Chicago, and a direct marketing catalogue concentrating exclusively on 14 karat gold jewelry with faux gemstones. The Company's advantage, if any, over these other retailers lies in its relationships with its vendors, some of which it considers to be highly proprietary, economies of scale offered by the Company's ability to purchase large quantities of inventory from vendors who have certain minimum quantity requirements, and in its store locations. Nevertheless, in order for the Company to continue to be competitive, it must maintain and expand its desirable store locations and distribution channels, and continue to develop strong vendor relations, none of which can be assured.


Intellectual Property
---------------------
     Copyrights, trademarks and trade secrets are the principal protection for the Company's products, services and reputation. The Company owns federally registered trademarks for the following names: Impostors Registered Mark-, Impostors De Classique Copy Jewels -Registered Mark-, Impostors Copy Jewels - Registered Mark-, Elegant Pretenders -Registered Mark-, and The Latest In Faux -Registered Mark-. All of the trademarks are considered by the Company to be valuable property rights. The protection afforded by these intellectual property rights and the law of trade secrets is believed by the Company to be adequate protection for its products and or services.

     As a reseller of emulations and copies of fine designer jewelry, the Company must avoid infringing any copyrights or trademarks claimed by the original designer. A copyright protects the manner of expression of a piece of a jewelry rather than the idea or concept behind making it. As the Company's products do not purport to be exact copies, but rather emulations inspired by other designs, it believes that the sale of faux jewelry does not, "per se," violate the copyright interest of others. Nevertheless, if a particular jewelry design is subject to copyright protection, that copyright expires after 75 years, if owned by a corporation, or after 50 years after the creator's death, if an individual. Prior to 1988, in order for a designer to claim copyright protection to a piece of jewelry, a copyright notice would have to have been affixed to the original piece. Thus, any jewelry sold in the United States before 1988 without a copyright notice is considered to be in the public domain. However, fine jewelry designed and sold in the United States after 1988 could be subject to copyright protection without the necessity of a copyright notice on the original piece. As a result, there is no effective way of determining if a particular piece of fine jewelry is subject to copyright protection claimed by its original designer. It is, therefore, important for the Company to ensure that its products do not purport to be exact copies of an original, but only inspired by the original designs.

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

License Arrangements
--------------------
     The Company has granted a total of three licenses to former Impostors franchisees granting to them the right to use the Impostors trademark in a total of five retail locations for a period of one year. Each license requires the payment of $5,000 per store per year, and is renewable annually at the discretion of the Company. It is not expected that these license arrangements will represent a material portion of the Company's future activity. The Company has also licensed the use of the Impostors name to individuals in Brazil who markets the company's products on a retail and wholesale basis.

Employees and Consultant
------------------------
     The Company currently has approximately 110 full-time and 120 part-time employees, of which 17 are employed in the Company's corporate offices. Additional part-time employees are typically hired during the peak holiday season. A manager and assistant manager, as well as one or more sales personnel staffs each retail store. The Company also has six area managers and two regional store directors (East and West Coasts). Store managers are hired and supervised by area managers. All management and staff personnel are employed directly by the Company.

     As President and Chief Executive Officer, Ms. Greenberg serves under a written employment agreement expiring on June 20, 1999. She receives a base salary of $10,833 per month and is also eligible to participate in the Company's Incentive Stock Option Plan ("ISOP"). Ms. Greenberg was granted incentive stock options pursuant to the ISOP exercisable to purchase, in the aggregate, 40,000 shares of Common Stock of the Company at an exercise price of $1.875 per share, all of which are fully vested, and incentive stock options exercisable to purchase an additional 20,000 shares of common stock at a price of $2.50 per share, and incentive stock options exercisable to purchase an additional 25,000 shares at a price of $3.25 per share, of which 15,000 are vested and 10,000 will vest on June 20, 1998. On August 5, 1997, the Company's Board of Directors awarded Ms. Greenberg a performance bonus of 8,000 shares of the Company's common stock.

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

Seasonality
-----------
     The Company's business is highly seasonal with its mall locations generating approximately 20% of revenues during the December holiday season. The Company's 15 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

Properties
----------
     The Company currently maintains executive offices at 3033 S. Parker Road, Suite 120, Aurora, Colorado 80014. The offices consist of 6,890 square feet, which the Company holds under a 5-year lease expiring in the year 2003, for a rental of $7,464 per month. The Company's executive offices represented the culmination of a strategic plan to close its executive offices in San Francisco, California to reduce operating expenses. The Company expects the move to represent substantial savings over the next several years.

     The Company's 39 current retail locations are operated under commercial leases with expiration dates ranging from 1998 to 2007. Store size varies from 310 to 1,200 square feet with annual sales ranging from $170,000 to $1,500,000. Each lease requires the payment of a minimum base rent and additional payments for operating expenses, taxes, insurance, and in some cases an additional rent based upon a percent of gross sales. On a daily basis, sales, margin and inventory turnover for each store location are monitored. This information is used not only to develop criteria for additional store expansions but also to determine acceptable parameters for lease renewals as they arise. In the ordinary course of business, the Company is continually engaged in discussions with its various commercial landlords over issues that arise from time to time under the leases. All of the existing commercial retail leases are in full force and effect as of the date of this Report.

                               LEGAL PROCEEDINGS

     The Company from time-to-time is involved in commercial disputes in the ordinary course of business with vendors, landlords and other parties, which on occasion become the subject matter of litigation. At the present time, the Company is not a party to any legal proceedings outside of the ordinary course of business or which would have a material adverse impact upon the Company's operations or properties.

                 MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

     The Company's 1997 Annual Meeting of Shareholders was held on November 21, 1997. At the meeting, the following matters were acted upon:

1.   Election of Directors
     ---------------------
     The following persons were elected to serve as members of the Board of
Directors:

                            Votes for       Votes Against     Abstentions
                          ------------     --------------    ------------
     Sissel Greenberg       1,232,681            -0-            26,727
     Simona Katz Yuffa      1,232,681            -0-            26,727
     William Nandor         1,232,681            -0-            26,727
     Jack Brandon           1,232,681            -0-            26,727

2. A proposal to increase the number of shares authorized to be issued under the Company's Incentive Stock Option Plan by an additional 100,000 shares was not approved:

                Votes For      Votes Against      Abstentions
                ---------     --------------     -------------
                 220,407          127,033            4,347

                                    PART II

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock.
---------------------------
     Prior to completion of the the Company's public offering on April 25, 1997, its outstanding shares of Common Stock were traded over-the-counter and quoted on the OTC Electronic Bulletin Board on a limited and sporadic basis under the symbol "PMRCA." The reported high and low bid and asked prices for the Common Stock are shown below for the period through the fiscal year ended January 26, 1997. The prices presented are bid and asked prices which represented prices between broker-dealers and do not include retail mark-ups and markdowns or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions.

     Since April 23, 1997, the Common Stock and Warrants have traded on The Nasdaq Stock Market under the symbols "FAUX," and "FAUXW," respectively. The reported high and low trade information for the Common Stock is presented for the periods beginning January 27, 1997, through April 26, 1998.


                              High       Low      High       Low
                             ------     -----    ------     -----
                                    Bid                 Ask
                                   -----               -----

       Fiscal Year 1997
       ----------------
       First Quarter          $2.50     $1.875    $8.125    $4.375
       Second Quarter          2.50      1.875     4.375     4.375
       Third Quarter           3.44      2.50      5.94      4.06
       Fourth Quarter          2.50      2.50      3.75      3.44


                              High       Low
                             ------    -------
       Fiscal Year 1998
       ----------------
       First Quarter          $3.50     $3.25
       Second Quarter         $4.38     $3.00
       Third Quarter          $4.25     $3.00
       Fourth Quarter         $3.56     $1.63

       Fiscal Year 1999
       ----------------
       First Quarter          $2.75     $1.63

------------------------------

(1) All prices have been adjusted to give retroactive effect to a one-for-five reverse stock split that was effective on December 20, 1996.


     The high and low sales prices of the Company's Common Stock on May 4, 1998, were $2.06 and $2.06, respectively, as listed on The Nasdaq Stock Market. As of May 4, 1998 there were approximately 559 shareholders of record of the Company's Common Stock.


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

Liquidity and Capital Resources
-------------------------------
     Approximately 20% of the Company's business is generated during the December holiday season. The Company's cash position will therefore be the highest at the end of December as compared to any other month of the year, and tends to decrease during the first, second, and third quarters of the fiscal year.

     On April 25, 1997 a secondary public offering was successfully completed in which 1,100,000 units were sold, each unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant (Warrant). Two Warrants entitle the holder to purchase one share of Common Stock at a price of $5.00 during the three year period ending April 21, 2000. Proceeds of approximately $3.3 million were realized, after costs of the offering, of which $1,120,000 was used to retire Convertible Promissory Notes (Convertible Notes) issued on December 27, 1997 as part of a bridge financing completed to repurchase shares of Common Stock from certain shareholders and to provide working capital. An additional $273,887 was used to retire various other short-term notes. Of the remaining $1.9 million, approximately $1.6 million was used to complete payments for four stores opened in the fourth quarter of fiscal year ending January 26, 1997, and to pay for the construction of eight new retail stores and four stores remodeled during the fiscal year ending January 25, 1998.

     During the year ended January 25, 1998, merchandise inventories increased $558,196, or approximately 32%, from $1,749,643 at January 26, 1997, to
$2,307,839 at January 25, 1998. This increase reflects merchandise purchased for eight new stores opened during the year ended January 25, 1998, as follows:


Store                 Location                      Date Opened
-----                 --------                      -----------

Elegant Pretenders    The Rio Hotel and Casino      February 7, 1997
                      Las Vegas, NV
Impostors             Miami International Mall      February 17, 1997
                      Miami, FL
Impostors             Beach Place                   February 14, 1997
                      Ft. Lauderdale, FL
Impostors             The Falls                     June 28, 1997
                      Miami, FL
Impostors             North County Fair             July 13, 1997
                      Escondido, CA
Impostors Kiosk       Washington National Airport   July 19, 1997
                      Arlington, VA
Impostors             Arizona Mills                 November 20, 1997
                      Tempe, AZ
Impostors             Pointe Orlando                November 21, 1997
                      Orlando, FL


     Prepaid expenses and other current assets increased $138,893, from $118,536 at January 26, 1997, to $257,429 at January 25, 1998. Included in
prepaid expenses and other current assets are federal and state income tax payments of approximately $63,000, which will be recovered in 1998 due to the net loss for the year ended January 25, 1998. Also included in other current assets are approximately $20,000 of insurance claims resulting from merchandise stolen from a retail store during the fourth quarter, and a $50,000 claim resulting from damage incurred at a retail store from a random firebombing incident. Both claims were collected in the first quarter of fiscal year ending January 31, 1999.

     As a result of the foregoing, current assets increased by $1,284,750, from $2,086,567 at January 26, 1997, to $3,371,317 at January 25, 1998.

     During the year ended January 25, 1998, $864,520 was invested in property and equipment, consisting of leasehold improvements in connection with the April relocation of the store in the Valley Fair Shopping Center in Santa Clara, California, the remodel of the Horton Plaza store in San Diego, California, completed in July, 1997, the remodel of the Borgata store in Scottsdale, Arizona, completed in October, 1997, the remodel of the store at Union Square in San Francisco, California, completed in October, 1997, and the eight new stores as noted above. In October, 1997 the Grossmont Center store in La Mesa, California was closed upon expiration of the lease term, and in January, 1998, the Paramus Park store in Paramus, New Jersey was also closed upon expiration of the lease term. In addition, the Bayside Marketplace store in Miami, Florida was closed due to continued poor sales performance. As a result of these store closures, approximately $28,000 of leasehold improvements was charged off in the fourth quarter. Therefore, property and equipment, net of accumulated depreciation, increased $400,376, from $2,033,939 at January 26, 1997, to $2,434,315 at January 25, 1998.

     Trademark assets, representing the goodwill of the Impostors trademark and other intellectual property was acquired as part of the acquisition of Impostors in March, 1994. The asset is being amortized over a 10-year period and had an amortized book value was $75,433 at January 25, 1998,.

     Deferred offering costs of $425,423 at January 26, 1997 increased by $186,717 prior to completion of the secondary public offering on April 25, 1997, as noted above. These costs, totaling $612,140, were netted against the offering proceeds.

     On January 26, 1997, a $39,000 deferred tax asset was recorded resulting from certain net operating loss carry forwards used to offset taxable book income for the year ended January 26, 1997. The net loss recorded for the year ended January 25, 1998, resulted in a reversal of the deferred tax asset due to the uncertainty of future benefits that may result from the asset.

     As of January 25, 1998, total outstanding liabilities were $2,268,432 compared to $3,814,371 at January 26, 1997, a decrease of $1,545,939, which generally reflects the retirement of the Convertible Notes and other long term debt totaling approximately $1.4 million.

     Total current liabilities increased $173,478, from $1,918,508 at January 26, 1997 to $2,091,986. Accounts payable decreased by $210,001, primarily reflecting payments to contractors for new store projects completed in the fourth quarter of fiscal 1996/97, and in the first quarter of the current year.

     Other accrued liabilities increased by $23,881 from $427,281 at January 26, 1997 to $451,162 at January 25, 1998. In the third quarter of fiscal 1998, the Company was named as a defendant in a civil action brought in the District Court of the Southern District of New York. While the Company believes that it would have been successful in its defense of this civil action, Management's effort and costs of such defense could have been significant and may have represented a material commitment of the Company's limited working capital. In May 1998, the litigation was therefore settled by mutual agreement of the parties. Included in other liabilities is $35,000 representing the settlement consummated in May 1998. The remaining other accrued liabilities at January 25, 1998, represent expenses incurred in the normal course of business.

     In the first quarter, a $635,000 bank note held by a San Francisco financial institution was reclassified as a current liability. The note had a maturity date of February 24, 1998, and was subsequently extended to May 31, 1998. The Note carries interest at the rate of ten percent (10%) per annum. Negotiations are ongoing with a Colorado financial institution to structure a loan to retire the bank note with the San Francisco institution.

     As a result of the foregoing, working capital increased by $1,111,272, from $168,059 at January 26, 1997, to $1,279,331 at January 25, 1998.

     Amounts borrowed from related parties of $74,420 at January 26, 1997, were retired during the second quarter. Current notes payable increased from $263,312 at January 26, 1997, to $697,330 at January 25, 1998, an increase of $434,018, primarily as a result of the reclassification of the bank note as discussed above.

     Long-term debt, net of the current portion, was $14,600 at January 25, 1998, as compared to $1,792,624 at January 26, 1997, a decrease of approximately $1.78 million, which was the result of the payments of the Convertible Notes and reclassification of the bank note, as discussed above. The remainder of long-term debt represents notes that were part of the Impostors retail chain acquisition in March, 1994.

     As a result of the Company's net loss for the year of $587,175, the accumulated deficit increased from $1,361,507 at January 26, 1997 to $1,948,682 at January 25, 1998. As discussed above, on April 25, 1997, the Company successfully completed a secondary offering of 1,100,000 units consisting of one share of Common Stock and two Warrants, which after costs of the offering, increased stockholders' equity by $3,270,493. In addition, 12,650 shares of common stock were issued at a market value of $32,137 to employees as bonus compensation for services performed for the year ended January 26, 1997, and an additional 167 shares with a market value of $498 were issued under the Employee Stock Purchase Plan. As a result, total stockholders' equity increased from $997,403 at January 26, 1997, to $3,713,356 at January 25, 1998.

     Net cash used in operating activities for the year ended January 25, 1998, was $829,530, compared with cash provided by operating activities of $1,093,363 for the year ended January 26, 1997. This was primarily the result of the net loss reported for the year, increases in merchandise inventory for the eight new stores opened during the year, and the reductions of accounts payable.

     Cash used in investing activities of $864,520, represents investments in stores as discussed above. This compares with net cash used by investing activities of $1,332,575 during the year ended January 26, 1997, which also represents investments in new stores and remodeled retail locations.

     Net cash provided by financing activities for the year ended January 25, 1998, was $2,288,524, primarily representing the completion of the secondary offering in April, 1997, and the retirement of the Convertible Notes and other long term debt as discussed above. This compares to net cash provided by financing activities of $123,589 for the year ended January 26, 1997, which resulted from costs incurred in connection with the public offering, payments on notes payable, issuance of the Convertible Notes as discussed above, the redemption of 189,180 shares of common stock of former security holders to facilitate listing of securities on The Nasdaq Stock Market, and proceeds of $225,000 realized from the completion of a bridge financing in which an aggregate of 416,670 shares of Series A Convertible Preferred Stock and 208,335 Class B Warrants were sold. The Preferred shares automatically converted to 102,041 shares of common stock upon completion of the public offering on April 25, 1997.

     The foregoing resulted in an increase in cash and cash equivalents of $594,474, from $211,575 at January 26, 1997, to $806,049 at January 25, 1998.

     At January 25, 1998, the Company had a net operating loss carryforward ("NOL") for federal tax purposes of approximately $712,000 that may be utilized to offset future profits. Due to the public offering, the usage of the NOL may be limited in any one period under Section 382 of the Internal Revenue Code.

     As mentioned above, eight additional retail locations were opened during the year ended January 25, 1998. In March and April, 1998, three new locations were opened. These locations are at The Riverwalk in New Orleans, Louisiana, Franklin Mills in Philadelphia, Pennsylvania, and at Palisades Center in West Nyack, New York. In March 1998, the store at Jackson Brewery, New Orleans was closed upon expiration of the lease. Leases have been executed to open two new retail locations in fiscal 1999. These stores will be located in Orange County, California, and Las Vegas, Nevada. Other sites are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital commitment of approximately $75,000 to $200,000, which includes leasehold improvements, furniture, fixtures, equipment and inventory.

     The ability to further expand the retail chain and take advantage of other distribution opportunities will be dependent upon the availability of additional capital. Although new sources of capital are being sought to finance such expansion, there can be no assurance of the availability of capital, which may have a material adverse effect on future operations and growth.

Results of Operations
---------------------
     Set forth below is selected summary financial data derived from the financial statements and financial records:

                                              Fiscal Year      Fiscal Yeaf
                                                 Ended            Ended
                                              January 25,      January 26,
                                                 1998             1997
                                             ------------     ------------

STATEMENTS OF OPERATIONS DATA:
-----------------------------
Total Revenues                               $12,578,683      $  9,773,700
Operating income (loss)                         (484,030)          326,439
Net income (loss)                               (587,175)          354,524
Net income (loss) available to
  common shareholders                           (587,175)          341,919
Net income (loss) per common
  share (basic)                                     (.40)              .47
Weighted average shares
  outstanding (basic)                          1,471,489           732,841
Net income (loss) per common
  share (diluted)                                   (.40)              .45
Weighted average shares
  outstanding (diluted)                        1,471,489           790,465

STATISTICAL DATA:
----------------
Store revenues                               $12,513,058      $  9,747,344
Store gross margin                             8,746,130         6,945,022
Store operating expenses                       7,560,923         5,237,243
Store operating profit                         1,185,207         1,707,779
Corporate overhead operating expenses          1,644,877         1,386,285
Gross margin percentage                             69.7%             71.1%
Comparable same store sales (32 stores)        9,076,391         9,174,715
Comparable same store sales growth                 (1.1)%              N/A


     Total revenues for the year ended January 25, 1998 were $12,578,683 as compared to $9,773,700 for the year ended January 26, 1997, an increase of $2,804,983, or 28.7%. The increase is due to the addition of the eight new locations as discussed above. Comparable same store sales were $9,076,391 for the year ended January 25, 1998 as compared to $9,174,715, a decrease of approximately $98,000. The decrease in comparable same store sales is attributable to unusually warm weather during the third quarter ended October 26, 1997, that caused a general decrease in regional mall and tourist traffic, particularly in the mid-Atlantic, the southeast, and southwest. In addition, the 1997 December holiday season did not meet expectations. A continued focus on the merchandise mix and quality, promotions, and maintaining stock levels in key items, is expected to continue to improve sales in existing locations. As well, as the Company's new mall locations build a customer base, which typically takes six to twenty-four months, it is expected that sales in the new mall locations opened in fiscal 1998 will improve in fiscal 1999.

     Sales from wholesale and non-store retail sales increased from $26,356 for the year ended January 26, 1997, to $65,625 for the year ended January 25, 1998, an increase of $39,269, or 149%.

     For the year ended January 26, 1997, cost of goods sold was $2,823,733 and the gross margin was $6,949,967, or approximately 71.1%. For the year ended January 25, 1998, cost of goods sold was $3,816,330 and the gross margin was $8,762,353, or approximately 69.7%. The 1.4% decrease is due to an increase in inventory shrinkage reserves at January 25, 1998, primarily resulting from a "shopper friendly" concept implemented in fiscal 1998, in which merchandise is presented more openly to our retail customers. Pricing for certain inventory categories are being adjusted to reflect the anticipated
additional shrinkage resulting from this concept.   Also, additional controls
over access to, and movement of merchandise are being implemented to reduce excessive inventory shrinkage.

     Selling, general and administrative expenses were $8,769,879 for the year ended January 25, 1998, compared to $6,330,097 for the year ended January 26, 1997, or 69.7% and 64.8% of revenues, respectively. A significant portion of these expenses were comprised of personnel expenses, which amounted to $3,999,162, and $2,945,431 for the years ended January 25, 1998 and January 26, 1997, respectively, and occupancy costs of $2,832,770, and $2,067,727, respectively. Included in selling, general and administrative expenses are certain non-recurring professional and consulting fees of approximately $50,000 associated with the secondary public offering completed in April, 1997. These costs were not offset against the offering proceeds and are being amortized over periods ranging from six months to one year. Also included in selling, general and administrative expenses are certain immaterial non-capitalized in-store signage, fixtures, and supplies that are purchased from time to time for store remodels and enhancements, which benefit future periods.

     Included in selling, general and administrative expenses are corporate overhead expenses of $1,644,877, or 13.1% of total revenues for the year ended January 25, 1998, as compared to $1,386,285, or 14.2% of total revenues, for year ended January 26, 1997. It is expected that corporate overhead will continue to decrease as a percentage of sales as new retail stores and additional distribution are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Depreciation and amortization expense was $476,504 for the year ended January 25, 1998, and $293,431 for the year ended January 26, 1997. The increase is primarily due to the eight additional stores opened in fiscal 1998.

     As a result of the foregoing, the loss from operations for the year ended January 25, 1998 was $484,030, as compared with income from operations for the year ended January 26, 1997 of $326,439.

     Interest expense was approximately $143,300 and $117,000 for the year ended January 25, 1998, and January 26, 1997, respectively. Interest expense for the year ended January 25, 1998, was partially offset by approximately $41,000 of interest income realized from the short-term investment of cash proceeds from the public offering completed on April 25, 1997. Interest expense for the year ended January 25, 1998 includes approximately $66,500 attributed to non-recurring interest paid and deferred financing costs written off upon retirement of the Convertible Notes on April 25, 1997.

     Unrealized gain on investments of $12,264 for the year ended January 26, 1997, related to holdings of common stock in Global Casinos, Inc. (Global). Since January 26, 1997, all of the remaining investment in Global was liquidated at a minimal gain.

     During the year ended January 25, 1998, certain debt was negotiated resulting in adjustments to principal in the amount of $3,420. For the fiscal year ended January 26, 1997, gain on settlements of $55,626 was realized and consisted of a $25,000 gain for a final settlement of a recorded liability and funds held in escrow that were used to satisfy certain liabilities to unsecured creditors of the predecessor company. Also included in settlements is approximately $26,000 realized from settlements with former franchisees.

     For the year ended January 25, 1998, other income was $34,318. Approximately $45,600 represents a refund from the State of California for an adjustment to sales taxes paid in 1994. In addition, recognized license fees of $28,500 associated with extension agreements that will allow certain former franchisees to use the Impostors trademark are included in other income. The license agreements have a one year term expiring in January, 1998, and are renewable at our option.

     In the third quarter of fiscal 1998, the Company was named as a defendant in a civil action brought in the District Court of the Southern District of New York. While the Company believes that it would have been successful in its defense of this civil action, Management's efforts and costs of such defense could have been significant and may have represented a material commitment of the Company's limited working capital. In May 1998, the litigation was therefore settled by mutual agreement of the parties. Included in other expenses is $35,000 representing the settlement consummated in May 1998.

     Income tax expense of $39,000 for the year ended January 25, 1998 represents the reversal of a deferred tax asset recorded on January 26, 1997. Because of the operating loss recorded for the year ended January 25, 1998, and the lack of sufficient profitable operating history, the certainty of future benefits that may result from the asset are uncertain, therefore no tax asset has been recorded.

     For the year ended January 26, 1997, income from discontinued operations of $13,620, and income tax benefit of $8,000, represented negotiated settlements with several creditors that had resulted from business activities prior to the acquisition of Impostors.

     Based on the foregoing, the net loss available to common shareholders for the year ended January 25, 1998 was $587,175, which translates to a net loss per common share (basic) of $(0.40) based on 1,471,489 weighted average common shares outstanding (basic). This compares with net income available to common shareholders for year ended January 26, 1997 of $341,949, or $.47 per common share (basic), based on 732,481 weighted average common shares outstanding (basic), as of that date.

     Future profitability will depend on the ability to further expand the number of retail locations in profitable markets, the ability to generate favorable lease cost/sales ratios, the ability to continue to control overhead expenses and the capability to take advantage of other distribution opportunities.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in a material impact on the income and expenses of the Company.

Year 2000
---------
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based upon a recent assessment, the Company has made a preliminary determination that it may be required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.
The Company presently believes that with upgrades of existing software and conversions to new software, the year 2000 Issue can be mitigated, However, if such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operations of the Company. However, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Expenditures in fiscal 1998 for the year 2000 project were nominal and management expects that completion of the project may result in additional expenditures which should not be material.
In view of the foregoing, there is reasonable assurance that the Year 2000 Issue will not have a material adverse effect upon the Company. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Impact of Recently Issued Accounting Standards
----------------------------------------------
     Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information" were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has not fully evaluated the impact, if any, that the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                             FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report beginning on page F-1.

     1.   Independent Auditor's Reports

     2.   Balance Sheet - For the Year Ended January 25, 1998

     3. Statements of Operations - For the Fiscal Years Ended January 25, 1998 and January 26, 1997

     4. Statements of Changes In Stockholders' Equity - For the Period from January 29, 1996 through January 25, 1998

     5. Statements of Cash Flows - For the Fiscal Years Ended January 25, 1998 and January 26, 1997

     6.   Notes to Financial Statements


                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended January 25, 1998, or January 26, 1997.

                            Premier Concepts, Inc.

                             Financial Statements
                          For the Fiscal Years Ended
                     January 25, 1998 and January 26, 1997

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . F-2

Balance Sheet - As of January 25, 1998 . . . . . . . . . . . . . . . . . . F-3

Statements of Operations - For the Fiscal Years
     Ended January 25, 1998 and January 26, 1997 . . . . . . . . . . . . . F-4

Statement of Changes in Stockholders' Equity -
     For the Fiscal Years Ended January 25, 1998
     and January 26, 1997. . . . . . . . . . . . . . . . . . . . . . . . . F-5

Statements of Cash Flows - For the Fiscal Years
     Ended January 25, 1998 and January 26, 1997 . . . . . . . . . . . . . F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-7

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Premier Concepts, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Premier Concepts, Inc. as of January 25, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended January 25, 1998 and January 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Concepts, Inc., as of January 25, 1998, and the results of its operations and its cash flows for the fiscal years ended January 25, 1998 and January 26, 1997, in conformity with generally accepted accounting principles.


Hein + Associates LLP

Denver, Colorado
April 23, 1998

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                               JANUARY 25, 1998

                                    ASSETS
                                    -------


CURRENT ASSETS:
  Cash and cash equivalents                                 $   806,049
  Merchandise inventories                                     2,307,839
  Prepaid expenses and other                                    257,429
                                                            -------------
     Total current assets                                     3,371,317

PROPERTY AND EQUIPMENT, net                                   2,434,315

OTHER ASSETS:
  Trademarks, net of accumulated
     amortization of $68,567                                     75,433
  Other                                                         100,723

TOTAL ASSETS                                                $ 5,981,788
                                                            =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

CURRENT LIABILITIES:
  Notes payable and current portion of
     long-term debt                                         $   697,330
  Accounts payable                                              943,494
  Accrued liabilities                                           451,162
                                                            -------------
     Total current liabilities                                2,091,986

LONG-TERM DEBT, less current portion                             14,600

DEFERRED RENT                                                   161,846
                                                            -------------

     Total liabilities                                        2,268,432
                                                            -------------

COMMITMENTS (NOTE 5)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 20,000,000
     shares authorized; no shares issued and
     outstanding                                                      -
  Common stock, $.002 par value; 850,000,000
     shares authorized; 1,775,025 shares issued
     and outstanding                                              3,550
  Additional paid-in capital                                  5,658,488
  Accumulated deficit                                        (1,948,682)
                                                            -------------
     Total Stockholders' Equity                               3,713,356
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 5,981,788
                                                            -------------


             See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.
                           STATEMENTS OF OPERATIONS

                                                     For the Fiscal
                                                       Years Ended
                                             ------------------------------
                                              January 25,      January 26,
                                                 1998             1997
                                             ------------     ------------

NET REVENUES:
  Retail  $                                  12,522,531 $     9,739,844
  Wholesale                                       56,152            33,856
                                             -------------    ------------
       Total revenues                         12,578,683         9,773,700

COST OF GOODS SOLD                             3,816,330         2,823,733
                                             -------------    ------------
  Gross margin                                 8,762,353         6,949,967

OPERATING EXPENSES:
  Selling, general and administrative          8,769,879         6,330,097
  Depreciation and amortization                  476,504           293,431
                                             -------------    ------------
       Total operating expenses                 9,246,383        6,623,528
                                             -------------    ------------

OPERATING INCOME (LOSS)                         (484,030)          326,439

OTHER INCOME (EXPENSE):
  Interest expense, net                         (101,883)         (116,722)
  Gain (loss) on marketable securities,
     net                                               -            12,264
  Gain on settlements                              3,420            55,626
  Other                                           34,318            55,297
                                             -------------    ------------
       Other income (expense), net               (64,145)            6,465
                                             -------------    ------------

INCOME (LOSS) BEFORE INCOME TAX
  (EXPENSE) BENEFIT AND DISCONTINUED
  OPERATIONS                                    (548,175)          332,904

  Deferred income tax (expense) benefit          (39,000)            8,000
                                             -------------    ------------

Income (Loss) Before Discontinued
  Operations                                    (587,175)          340,904

DISCONTINUED OPERATIONS -
  Income from discontinued operations,
     net of income tax expense of $8,000               -            13,620
                                             -------------    ------------

NET INCOME (LOSS)                            $  (587,175)     $    354,524
                                             =============    ============

NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                               $  (587,175)     $    341,949

NET INCOME (LOSS) PER COMMON SHARE
  (BASIC):
Before discontinued operations               $      (.40)     $        .45
  Discontinued operations                              -               .02
                                             -------------    ------------
       Net income (loss) per basic
         common share                        $      (.40)     $        .47
                                             =============    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (BASIC)                          1,471,489           732,841

NET INCOME (LOSS) PER COMMON SHARE
  (DILUTED):
  Before discontinued operations             $      (.40)     $        .43
  Discontinued operations                              -               .02
                                             -------------    ------------
       Net income (loss) per
          diluted common share               $      (.40)     $        .45
                                             =============    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (DILUTED)                        1,471,489           790,465
                                             =============    ============

             See accompanying notes to these financial statements.

                                                   PREMIER CONCEPTS, INC.
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE FISCAL YEARS ENDED JANUARY 26, 1997 and JANUARY 25, 1998


                                                                                    ADDITIONAL
                                  PREFERRED STOCK             COMMON STOCK            PAIN-IN     ACCUMULATED
                               SHARES        AMOUNT       SHARES        AMOUNT        CAPITAL       DEFICIT       TOTAL
                            ------------  ------------ ------------  ------------  ------------  ------------ ------------

BALANCES,
   January 29, 1996                   -  $          -       749,347  $     1,498   $ 2,756,737  $ (1,716,031) $  1,042,204

Preferred stock issued
   for cash                     416,670        41,667             -            -       183,333             -       225,000
Redemption and cancellation
   of common stock                    -             -      (189,180)        (378)     (623,947)            -      (624,325)
Net income                            -             -             -            -             -       354,524       354,524
                            ------------  ------------  ------------ ------------  ------------  ------------  ------------
BALANCES,
   January 26, 1997             416,670        41,667       560,167        1,120     2,316,123    (1,361,507)      997,403

   Proceeds from sale
     of units in public
     offering, net                    -             -     1,100,000        2,200     3,268,293             -     3,270,493
   Conversion of preferred
     stock                     (416,670)      (41,667)      102,041          204        41,463             -             -
   Shares issued to
     employees                        -             -        12,650           25        32,112             -        32,137
   Shares issued under
     employee stock
     purchase plan                    -             -           167            1           497             -           498
   Net (loss)                         -             -             -            -             -      (587,175)     (587,175)
                            ------------  ------------  ------------ ------------  ------------  ------------  ------------

BALANCES,
   January 25, 1998                   -  $          -     1,775,025  $     3,550   $ 5,658,488  $ (1,948,682) $  3,713,356
                            ============  ============  ============ ============  ============  ============  ============


See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.
                           STATEMENTS OF CASH FLOWS

                                                     For the Fiscal
                                                       Years Ended
                                             ------------------------------
                                              January 25,      January 26,
                                                 1998             1997
                                             ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  (587,175)     $    354,524
  Adjustments to reconcile net income
     (loss) to net cash from
     operating activities:
     Stock compensation to employees              32,137                 -
     Gain on settlements of debt                  (3,420)          (55,626)
     Reduction of accounts payable -
       discontinued operations                         -           (21,620)
       Depreciation and amortization             476,504           293,431
       Deferred tax asset                         39,000           (39,000)
       Gain on marketable securities                (303)          (12,264)
       Other, net                                 38,329           (46,584)
  Changes in operating assets and
     liabilities:
     (Increase) decrease in:
       Marketable securities, net                      -            50,564
       Merchandise inventories                  (558,196)         (355,718)
       Other assets                             (138,891)          (23,033)
     Increase (decrease) in:
       Accounts payable and accrued
         liabilities                            (186,122)          901,609
       Other liabilities                          58,607            47,080
                                             -------------    ------------
     Net cash provided by (used in)
       operating activities                     (829,530)        1,093,363

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures for property
     and equipment                              (864,520)       (1,332,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of marketable
     securities                                    7,116                 -
  Deferred offering costs                       (186,717)         (425,423)
  Proceeds from the issuance of
     preferred stock                                   -           225,000
  Proceeds from issuance of common stock       3,883,131                 -
  Proceeds from issuance of notes payable              -         1,130,000
  Payment on notes payable                    (1,415,006)         (181,663)
  Redemption of common stock                           -          (624,325)
                                             -------------    ------------
     Net cash provided by (used in)
       financing activities                    2,288,524           123,589
                                             -------------    ------------

INCREASE (DECREASE) IN CASH                      594,474          (115,623)

CASH AND CASH EQUIVALENTS,
  beginning of period                            211,575           327,198
                                             -------------    ------------

CASH AND CASH EQUIVALENTS,
  end of period                              $   806,049      $    211,575
                                             =============    =============

SUPPLEMENTAL SCHEDULE OF CASH
  FLOW INFORMATION -
  Cash paid for interest                     $   147,614      $    111,744
                                             =============    =============


             See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
     ---------------------------------------------------------

     NATURE OF OPERATIONS -
     --------------------
     Premier Concepts, Inc. (the Company) was incorporated in the state of Colorado in 1988. During 1993, the Company acquired certain real estate located in a limited stakes gaming city in Colorado, which were exchanged during 1993 for common stock of Global Casinos, Inc. (Global), a company which had two common directors. During 1994, the Company purchased out of bankruptcy certain assets and liabilities of American Fashion Jewels, Inc. (Impostors) and, in a separate transaction, Mirage Concepts, Inc. (Mirage), both of which are retail chains of reproduction jewelry stores. As of January 25, 1998 the Company operated 37 retail stores with a geographic concentration of stores in California, including one store in San Francisco, California that accounted for approximately 11% and 14% of total revenues during the fiscal year ended January 25, 1998 and January 26, 1997, respectively.

     FISCAL YEAR -
     -----------
     The Company's year is a 52/53-week period ending on the last Sunday in
     January.   Fiscal year ended January 25, 1998 (fiscal 1998) and
     January 26, 1997 (fiscal 1997) contained 364 days of activity.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS -
     -----------------------------------
     The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable and accrued liabilities approximate fair value. The fair value of certain notes payable is less than their carrying value as generally their interest rates are lower than the Company's current effective annual borrowing rate, however, the difference is not considered significant.

     CASH EQUIVALENTS -
     ----------------
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     INCOME (LOSS) PER SHARE -
     -----------------------
     The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 1998 as the Company had losses from operations and therefore, the effect of all potential common stocks was antidilutive. The following is a reconciliation between basic and diluted earnings per common share for the year ended January 26, 1997:


                                                                    Per Share
                                               Income     Shares     Amount
                                             ---------------------------------

           Income before discontinued
             operations                      $ 340,904
           Less:  preferred stock
             dividends                         (12,575)
                                             ----------
           Income available to common
             stockholders (basic)              328,329    732,841  $     .45

           Effect of common stock
             equivalents:
             Dilutive options                        -     49,121
             Assumed conversion of
               preferred stock                  12,575      8,503
                                             ---------- ----------

           Income before discontinued
             operations (diluted)            $ 340,904    790,465        .43
                                             ========== ========== ==========


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

     IMPAIRMENT OF LONG-LIVED ASSETS -
     -------------------------------
     In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. No impairment has been taken for the year ended January 25, 1998 or January 26, 1997.

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

     NEW PRONOUNCEMENTS -
     ------------------
     Statement of Financial Accounting Standards 130 REPORTING COMPREHENSIVE INCOME and Statement of Financial Accounting Standards 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


2.   DISPOSITIONS:
     -------------

     In 1993, the Company exchanged its ownership in certain real estate and a note receivable for 2,500,000 and 200,000 shares of common stock, respectively, in Global, of which 2,409,700 shares of Global's common stock were distributed to stockholders' of the Company during 1993. The remaining 290,300 shares were held by the Company, which represents less than 5% of Global's outstanding common stock. After distributing the Global common stock to the Company's stockholders, there remained substantial liabilities to uncollateralized creditors related to prior activities of the Company. As of January 25, 1998 and January 26, 1997, the Company had accounts payable of approximately $40,000 that related to the prior activities of the Company. Certain of these creditors have filed claims against the Company demanding payment. The Company has recorded approximately $24,000 of income during the year ended
     January 26, 1997 as a result of the reduction in recorded amounts of accounts payable based upon management's estimates of amounts which may ultimately be paid, but the Company has not received formal releases from payment from the creditors. Accordingly, these amounts were recorded as income from discontinued operations, net of income tax expense.


3.   PROPERTY AND EQUIPMENT:
     -----------------------

     At January 26, 1998, property and equipment consists of the following:

          Furniture, fixtures and equipment    $  1,489,395
          Leasehold improvements                  2,120,703
                                               -------------
                                                  3,610,098
          Less accumulated depreciation
            and amortization                     (1,175,783)
                                               -------------

                                               $  2,434,315
                                               =============


     Related depreciation and amortization expense for the years ended January 25, 1998 and January 26, 1997 was $464,064 and $269,044,
     respectively.


4.   NOTES PAYABLE AND LONG-TERM DEBT:
     ---------------------------------

     At January 25, 1998, notes payable and long-term debt consist of the following:


          Note payable to a bank, interest payable
          monthly at 10%, principal payable February 1998,
          collateralized by cash and inventory.
          Subsequent to January 25, 1998, the note was
          extended to May 31, 1998.  The Company intends
          to refinance $560,000 of this note with
          another financial institution.                 $    635,000

          Notes payable to creditors of Impostors from
          bankruptcy  settlement, payable in monthly
          installments plus accrued interest at 6% to 8%,
          over variable terms through December 1999.
          A note totaling $35,000 is guaranteed by former
          stockholders of the Company.                         76,930
                                                         -------------
                                                              711,930

          Less current portion                               (697,330)
                                                         -------------
                                                         $     14,600
                                                         =============


     Principal payments on the above obligations at January 25, 1998 are due as follows:



                    1999           $    697,330
                    2000                 14,600
                                  -------------
                                   $    711,930
                                  =============

     On December 27, 1996, the Company completed the sale of $1,120,000 in Convertible Notes and 200,000 Class B Warrants, realizing net proceeds of $1,041,600. From the net proceeds, the Company utilized $624,325 to redeem an aggregate of 189,180 shares of Common Stock and 32,500 Class C Warrants from certain former security holders. The Convertible Notes had an interest rate of 12% per annum, were payable quarterly and convertible into shares of Common Stock commencing April 1, 1997, at the option of the holder, at a conversion value of $2.80 per share. The Company retired the Convertible Notes from the proceeds of the public offering which occurred April 25, 1997.


5.   COMMITMENTS:
     ------------

     LEASE COMMITMENTS -
     -------------------
     The Company leases its offices and retail facilities under operating leases for terms expiring at various dates from 1998 to 2012. The corporate office lease has been guaranteed by a director and certain former directors of the Company. The aggregate minimum annual lease payments under leases for the fiscal year are as follows:




                    1999                  $   2,395,011
                    2000                      2,400,123
                    2001                      2,186,149
                    2002                      1,998,379
                    Thereafter                5,472,109
                                          -------------
                    Total minimum
                      lease payments      $  14,451,771
                                          =============


     Most leases also provide for payment of operating expenses, real estate taxes and in some cases for additional rent based on a percentage of sales. Rental expense was $2,830,682 and $2,067,727 for the years ended January 25, 1998 and January 26, 1997, respectively.


6.   STOCKHOLDERS' EQUITY:
     ---------------------

     PUBLIC OFFERING -
     ---------------
     In April 1997, the Company completed a secondary public offering of 1,100,000 units and received net proceeds of $3,270,493. Each unit sold for $3.90 and consisted of one share of common stock and one redeemable warrant. The common stock and redeemable warrants began trading separately after the offering. Two redeemable warrants entitle the holder to purchase one share of common stock at a price of $5.00 through April 21, 2000, unless extended by the Company. The warrants are redeemable under certain circumstances by the Company. In connection with this offering, the underwriter received an option to purchase 110,000 shares of common stock and 110,000 warrants at $4.50 per share and $.18 per share, respectively. This option is exercisable through April 2001. Also in connection with this offering, the underwriter received and exercised an over-allotment option to purchase
     165,000 warrants at $.15 per warrant on the same terms as described above. No redeemable warrants have been exercised as of January 25, 1998.

     STOCK REDEMPTION -
     ----------------
     During December 1996, the Company redeemed from certain security holders, 189,180 shares of its common stock and 32,500 of its Class C warrants for $624,325.

     PREFERRED STOCK -
     ---------------
     The Board of Directors has authority to divide the class of the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series as permitted by the Company's articles of incorporation at the time of designation.

     During June 1996, the Company sold 208,335 units at $1.20 per unit in a private offering. Each unit included two shares of Series A Convertible Preferred Stock and one warrant. Five warrants entitled the holder to purchase one share of common stock at $5 per share and were exercisable through June 1998. Each share of Series A Preferred Stock was entitled to $.051 per annum cumulative dividends and was convertible commencing in June 1997 at a rate of five shares of preferred stock for one share of common stock. Upon completion of the public offering in April 1997, the preferred shares were automatically converted into 102,041 shares of common stock and five warrants were automatically exchanged for two redeemable warrants offered in the public offering.

     COMMON SHARES -
     -------------
     In December 1996, the Company's shareholders approved a 1 for 5 reverse stock split and a change in the par value from $.0004 to $.002 per share. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect this reverse split.

     During 1994, the Company sold, in a private placement, 92,750 units for $10.00 per unit. Each unit consisted of two shares of common stock and a warrant for the purchase one share of common stock at a purchase price of $10.00 per share, exercisable through December 31, 1997. As discussed above, the Company redeemed warrants for the purchase of 32,500 shares of common stock for $10,000, and the balance has expired.

     EMPLOYEE STOCK PURCHASE PLAN -
     ----------------------------
     In June 1995, the Company adopted a qualified Employee Stock Purchase Plan (ESPP). The Company has been authorized through the ESPP to offer up to 20,000 shares per year over a three-year term, or a total of 60,000 shares, to the Company's employees. The ESPP includes certain restrictions which preclude participation by part-time employees and employees owning 5% or more of the Company's common stock. The purchase price for the shares may not be less than 85% of the market value of the stock on either the enrollment date or the exercise date as those terms are defined in the ESPP. For the years ended January 25, 1998 and January 26, 1997, 167 and -0- shares of common stock, respectively, have been issued under the ESPP.

     STOCK OPTION PLAN -
     -----------------
     The Company has an Incentive Stock Option Plan (Plan) which provides for the grant of options to purchase up to 230,000 shares of the Company's common stock to officers and employees of the Company. Options are granted at a price equal to the market value at the date of grant. Options were granted in 1994 to an officer/director on 40,000 shares at an exercise price of $5; in fiscal 1996, the exercise price was reduced to $1.875 per share, and the term was extended to June 20, 2001. An additional 20,000 incentive stock options were granted to other employees in fiscal 1996 at $1.875 per share, which expire in December 2000 and of which 7,000 and 5,000 were forfeited in fiscal 1997 and 1998, respectively. All of these options are currently vested. No options have been exercised.

     In March 1996, the Company granted incentive stock options for 80,000 shares to employees, at an exercise price of $2.50, which expire in 2001. During 1996, 20,000 of these options were canceled due to termination of an employee. Of the remaining stock options for 60,000 shares of common stock, 30,000 of these incentive stock options vested immediately and 15,000 vest on each of the first and second anniversary dates.

     During the year ended January 25, 1998, the Company granted incentive stock options for 25,000 shares of common stock to the Company's president, at an exercise price of $3.25 and which expire in January 2002. Options for the purchase of (i) 15,000 shares of common stock vested in June 1997, (ii) 10,000 shares of common stock vest in June 1998. The Company also granted incentive stock options for 28,000 shares of common stock to employees at an exercise price of $3.25, and which expire in January 2002. Options for the purchase of (i) 13,000 shares of common stock vested immediately, (ii) 10,000 shares of common stock vested in January 1998, and (iii) 5,000 shares of common stock vest in January 1999.

     In August 1997, the Company granted incentive stock options for 15,000 shares of common stock to an employee of which 5,000 vested immediately. These options were subsequently canceled due to termination.

     In April 1996, the Company adopted an non-qualified option plan (Director
     Plan) for outside directors. Each outside director is automatically granted stock options on their anniversary date for each full year of service for the purchase of 5,000 shares of common stock at a price equal to 100% of the fair market value of the Company's common stock at the date of grant. Each option is exercisable one year after the date of grant and expires four years thereafter. During fiscal 1997, the Board of Directors approved an increase in options from 5,000 to 10,000 that will be granted to outside directors for years subsequent to January 26, 1997. During fiscal 1996, the Company issued options on a total of 25,000 shares to directors of the Company under the Director Plan and options for 12,000 shares to directors in return for guaranteeing the Company's corporate office lease, at an exercise price of $2.50 and which expire in 2000. During fiscal 1997 and 1998, the Company granted 20,000 and 30,000 shares, respectively, under this plan. As of January 25, 1998, 57,000 shares are vested and no options have been exercised.

     The following is a table of activity under these plans:

                                       1998                     1997
                              -----------------------  -----------------------
                                           Weighted                 Weighted
                                            Average                  Average
                                Number     Exercise      Number     Exercise
                               of Shares     Price      of Shares     Price
                              ----------- -----------  ----------- -----------

       Outstanding,
        beginning of year       170,000   $   2.371       97,000   $   2.113
        Granted to:
          Employees              78,000       3.340       80,000       2.500
          Directors              30,000       3.167       20,000       3.063
        Forfeited               (10,000)      2.768      (27,000)      2.338
                              ----------               ----------
       Outstanding,
        end of year             268,000       2.728      170,000       2.371
                              ==========               ==========

     For all options granted during fiscal 1997 and 1996, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The fair market value of the Company's common stock is determined by the quoted closing price on the date of grant.

     The weighted average contractual life for all options as of January 25, 1998 was approximately 3.64 years, with the exercise prices ranging from $1.875 to $3.50. At January 25, 1998, options for 188,000 were exercisable and options for the remaining shares become exercisable pro rata through fiscal 2000. If not previously exercised, options outstanding at January 25, 1998, will expire as follows:

                                                   Weighted
                                                    Average
                                     Number        Exercise
                                    of Shares        Price
                                   -----------    -----------

                    1999                5,000     $     2.50
                    2000               25,000     $     3.35
                    2001               85,000     $     2.79
                    2002              100,000     $     2.25
                    2003               53,000     $     3.25
                                   ----------     ----------
                                      268,000     $     2.73
                                   ==========     ==========


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

                                                Fiscal Years Ended
                                             January 25,    January 26,
                                                1998           1997
                                             -----------    -----------

       Net income (loss) applicable to
         common shareholders:
         As reported                         $(587,175)     $ 341,949
         Pro forma                            (772,750)       200,834
       Net income (loss) per common
         share (basic):
         As reported                         $    (.40)     $     .47
         Pro forma                           $    (.53)     $     .26
       Net income (loss) per common
         share (diluted)
         As reported                         $    (.40)     $     .45
         Pro forma                           $    (.53)     $     .25


     The fair value of each employee option granted in fiscal year 1998 and 1997, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                Fiscal Years Ended
                                             January 25,    January 26,
                                                1998           1997
                                             -----------    -----------

       Expected volatility                       81%           176%
       Risk-Free interest rate                  6.1%           6.5%
       Expected dividends                         -              -
       Expected terms (in years)                 3.5            5.0



7.     INCOME TAXES:
       -------------

       The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the fiscal year ended:

                                                Fiscal Years Ended
                                             January 25,    January 26,
                                                1998           1997
                                             -----------    -----------

       Statutory rate                             (34%)           34%
       Effect of graduated rate                     -              -
       State income taxes, net of Federal
         income tax benefit                      (3.3%)          3.3%
       Increase (reduction) in valuation
         allowance related to of net
         operating loss carryforwards and
         change in temporary differences         37.3%         (38.3%)
       Other                                        -%             1%
                                             ----------     ----------
                                                    -%             -%

     The components of the net deferred tax asset recognized as of January 25, 1998 are as follows:


     Long-term deferred tax assets
       (liabilities):
     Net operating loss carryforwards          $266,000
     Other                                       (30000)
     Valuation allowance                       (236,000)
                                               ---------
         Net long-term deferred tax asset      $      -
                                               =========


     The valuation allowance was $71,000 at January 26, 1997 increased by $165,000 for the year ended January 25, 1998.

     At January 25, 1998, the Company had net operating loss carryforwards for Federal tax purposes of approximately $712,000. Certain of the loss carryforwards are subject to restrictions due to a greater than 50% change in ownership in prior years. The loss carryforwards, unless utilized, will expire from 2009 through 2013.

                                   PART III

  Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of January 26, 1997.

                                    PART IV

                       EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------

        Exhibit No.      Title
       --------------    -----
       ***      1.1      Underwriting Agreement
       ***      1.2      Agreement Among Underwriters
       ***      1.3      Master Selected Dealer Agreement
       ***      1.4      Financial Advisory Agreement
       ***      1.5      Form of Lock-up Agreement
       ***      1.6      Letter of Intent with Cohig & Associates, Inc.
       **       3.1      Articles of Incorporation
       **       3.2      Certificate and Articles of Amendment
       **       3.3      By-Laws
       **       4.1      Specimen Certificate of Common Stock
       *        4.2      Specimen Class A Warrant Certificate
       *        4.3      Designations of Series A Convertible Preferred Stock
       *        4.4      1992 Stock Incentive Plan
       *        4.5      1995 Employee Stock Purchase Plan
                4.6      Representative's Share Option Agreement
                4.7      Representative's Warrant Option Agreement
       ***      4.8      Specimen Convertible Promissory Note
       ***      4.9      Specimen Convertible Promissory Note and Warrant
                         Purchase Agreement
                5.0      Opinion of Neuman & Cobb
       **      10.1      Copy of signed Stock Transfer Agent Agreement
       *       10.2      Warrant Agreement
       *       10.3      Employment Agreement with Sissel Greenberg
       *       10.4      Consulting Agreement with Cohig & Associates, Inc.

       ____________________________________

       * Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 333-8741.

       ** Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.

       *** Incorporated by reference from the Company's Current Report on Form 8-K dated March 3, 1994


       Financial Statement Schedules
       -----------------------------
       None


       Current Reports on Form 8-K
       ---------------------------
       None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PREMIER CONCEPTS, INC.



Date:    5/11/98                By:  /s/ Sissel Greenberg
       --------------                --------------------------------------
                                     Sissel Greenberg, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                    DATE



/s/ Sissel Greenberg            President, Chief              5/11/98
-------------------------       Executive Officer         ---------------
Sissel Greenberg                  and Director


/s/ William Nandor                  Director                  5/11/98
-------------------------                                 ---------------
William Nandor


/s/ Simona Katz Yuffa               Director                  5/11/98
-------------------------                                 ---------------
Simona Katz Yuffa


/s/ Jack Brandon                    Director                  5/11/98
-------------------------                                 ---------------
Jack Brandon


/s/ Todd Huss               Chief Financial Officer,          5/11/98
-------------------------     Principal Accounting        ---------------
Todd Huss                            Officer