Form 10QSB
period 1998-04-26
PREMIER CONCEPTS INC /CO/
filed 1998-06-15
CIK 879206

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 26, 1998


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to


                        Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
                -----------------------------------------------
                   (Exact Name of Small Business Issuer as
                           Specified in its Charter)

        Colorado                                         84-1186026
---------------------------------                 -------------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                  Identification Number)


        3033 South Parker Road, Suite 120, Aurora, Colorado       80014
    ----------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

                                (303) 338-1800
                              -------------------
               (Issuer's telephone number, including area code)


           _________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     INDEX

                                                                 Page
                                                                 -----
PART I. FINANCIAL INFORMATION
        ---------------------

        Item 1.  Financial Statements                              3

                 Balance Sheets as of April 26, 1998 and
                 January 25, 1998                                  4

                 Statements of Operations for the Three Months
                 Ended April 26, 1998 and Three Months Ended
                 April 27, 1997                                    5

                 Statements of Cash Flows for the Three Months
                 Ended April 26, 1998 and Three Months Ended
                 April 27, 1997                                    6

                 Notes to Consolidated Financial Statements        7

        Item 2.  Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations    8

                 Liquidity and Capital Resources                   8

                 Results of Operations                            10

PART II. OTHER INFORMATION                                        13
        -----------------

        Item 1.  Legal Proceedings                                13

        Item 2.  Changes in Securities                            13

        Item 3.  Defaults Upon Senior Securities                  13

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                                 13

        Item 5.  Other Information                                13

        Item 6.  Exhibits and Reports on Form 8-K                 13

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

        The Company's method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet as of April 26, 1998, Statements of Operations for the Three Months Ended April 26, 1998 and Three Months Ended April 27, 1997, and Statements of Cash Flows for the Three Months Ended April 26, 1998 and Three Months Ended April 27, 1997 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the interim period. The Balance Sheet as of January 25, 1998 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended January 25, 1998.

Forward-Looking Statements
--------------------------
        In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                            PREMIER CONCEPTS, INC.
                                BALANCE SHEETS
                   AS OF APRIL 26, 1998 AND JANUARY 25, 1998


                                                 April 26,     January 25,
                                                   1998           1998
                                               -------------  -------------

       ASSETS
       ------
Current Assets:
  Cash & Cash Equivalents                      $    404,756   $    806,049

  Merchandise Inventories                         2,028,803      2,307,839
  Prepaid Expenses & Other Current Assets           179,367        257,429
                                               -------------  -------------

    Total Current Assets                          2,612,926      3,371,317

Property and Equipment, net                       2,819,405      2,434,315

Trademarks, net                                      72,333         75,433

Other Assets                                         88,182        100,723
                                               -------------  -------------

    Total Assets                               $  5,592,846   $  5,981,788
                                               =============  =============

       LIABILITIES & STOCKHOLDERS' EQUITY
       ----------------------------------
Current Liabilities:
  Notes Payable and Current Portion of
     Long Term Debt:
     Note Payable to Financial Institution     $    560,000   $    635,000
     Current Portion of Long Term Debt               62,733         62,330

  Accounts Payable                                  853,417        943,494
  Other Accrued Liabilities                         548,532        451,162
                                               -------------  -------------
    Total Current Liabilities                     2,024,682      2,091,986
Long-Term Debt, Less Current Portion                  7,649         14,600
Other Liabilities                                   178,737        161,846
                                               -------------  -------------

      Total Liabilities                           2,211,068      2,268,432
                                               -------------  -------------

Shareholders' Equity:
  Preferred Stock, $.10 par value,
     20,000,000 shares authorized;
     none issued and outstanding at
     April 26, 1998 and January 25, 1998                  -              -
  Common Stock, $.002 par value;
     850,000,000 shares authorized;
     1,775,205 shares issued and outstanding
     at April 26, 1998, and January 25, 1998          3,550          3,550
  Additional Paid-in Capital                      5,658,488      5,658,488
  Accumulated Deficit                            (2,280,260)    (1,948,682)
                                               -------------  -------------

  Total Stockholders' Equity                      3,381,778      3,713,356
                                               -------------  -------------

      Total Liabilities & Equity               $  5,592,846   $  5,981,788
                                               =============  =============


                            PREMIER CONCEPTS, INC.
                           STATEMENTS OF OPERATIONS
            FOR THE PERIOD ENDED APRIL 26, 1998 AND APRIL 27, 1997


                                        3 Months Ended      3 Months Ended
                                        April 26, 1998     January 25, 1998
                                       ----------------    ----------------

Revenues:
  Retail Sales                           $ 2,912,619         $ 2,792,379
  Wholesale Sales                              1,670               3,980
                                         -------------       -------------
     Total Revenues                        2,914,289           2,796,359
Cost of Goods Sold                           936,970             793,921
                                         -------------       -------------

     Gross Margin                          1,977,319           2,002,438

Operating Expenses:
  Personnel                                1,017,604             911,421
  Occupancy                                  725,069             669,478
  General & Administrative                   441,082             346,575
                                         -------------       -------------
       Total Operating Expenses            2,183,755           1,927,474

Operating Profit (Loss) before
  Depreciation & Amortization               (206,436)             74,964

  Depreciation & Amortization                123,499              92,656
                                         -------------       -------------

Operating Profit (Loss)                     (329,935)            (17,692)

  Other Income (Expenses):
     Interest, net                            (9,844)            (87,728)

     Other                                     8,201               6,204
                                         -------------       -------------

  Other, net                                  (1,643)            (81,524)
                                         -------------       -------------

Net Profit (Loss) and Comprehensive
  Profit (Loss)                          $  (331,578)        $   (99,216)
                                         =============       =============

Net Profit (Loss) Available to
  Common Shareholders                    $  (331,578)        $  (116,971)
                                         =============       =============

Net Profit (Loss) Per Common Share
  (Basic and Diluted):
  Before dividends applicable to
     preferred stock                     $     (0.19)        $     (0.17)
  Dividends applicable to
     preferred stock                               -               (0.03)
                                         -------------       -------------

  Net Profit (Loss) Per Common Share
     (Basic and Diluted)                 $     (0.19)        $     (0.20)
                                         =============       =============

Weighted Average Shares Outstanding
  (Basic and Diluted)                      1,775,025             585,839
                                         =============       =============


                            PREMIER CONCEPTS, INC.
                           STATEMENTS OF CASH FLOWS
            FOR THE PERIODS ENDED APRIL 26, 1998 AND APRIL 27, 1997



                                        3 Months Ended      3 Months Ended
                                        April 26, 1998     January 25, 1998
                                       ----------------    ----------------

Cash Flows From Operating Activities:
  Net income (loss)                      $  (331,578)        $   (99,216)
  Adjustments to reconcile net
     income (loss) to net cash from
     operating activities:
       Depreciation and amortization         123,499              92,656
       Other, net                                  -             (20,669)

  Changes in operating assets and
     liabilities:
     (Increase) decrease in:
       Merchandise inventories               279,036             (87,273)
       Other assets                           90,603             (77,820)
     Increase (decrease) in:
       Accounts payable and accrued
         liabilities                           7,294             121,689
       Other liabilities                      16,891              18,935
                                         -------------       -------------

       Net cash provided by (used in)
         operating activities                185,745             (51,698)

Cash Flows From Investing Activities:

  Capital expenditures for property
     & equipment                            (505,490)           (240,803)

Cash Flows From Financing Activities:

  Deferred offering costs                          -            (164,791)
  Proceeds from issuance of common
     stock                                         -           3,861,100
  Payments on notes payable                  (81,548)         (1,147,236)
                                         -------------       -------------

       Net cash provided by (used in)
         financing activities                (81,548)          2,549,073
                                         -------------       -------------

Increase (Decrease) in Cash and
  Cash Equivalents                          (401,293)          2,256,572

Cash & Cash Equivalents,
  beginning of period                        806,049             211,575

Cash & Cash Equivalents,
  end of period                          $   404,756         $ 2,468,147
                                         =============       =============

Supplemental Schedule of Cash
  Flow Information:
  Cash paid for interest                 $    21,873         $   102,109
                                         =============       =============


                            PREMIER CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 26, 1998


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

Seasonality and Quarterly Fluctuations
--------------------------------------

  The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters, which has resulted in the Company incurring losses during those quarters. To this end, the Company generated an operating loss during the three months ended April 26, 1998 of $(329,935) as compared to an operating loss of $(17,692) for the three months ended April 27, 1997.

  The Company's business is highly seasonal with its mall locations generating approximately 20% of revenues during the December holiday season. The Company's 15 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PREMIER CONCEPTS, INC.
          -----------------------------------------------------------------

  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Retail Fiscal Year
------------------
  The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. Likewise, reporting quarters end on the Sunday closest to the calendar end of April, July, and October. Each reporting quarter contains thirteen (13) weeks of operations.


Liquidity and Capital Resources - April 26, 1998 Compared to January 25, 1998
---------------------------------------------------------------------------
  At April 26, 1998 the cash balance of $404,756 was approximately 50% less than the cash balance of $806,049 at January 25, 1998. The cash balance at the end of the fourth quarter is typically higher than at any other time of the year as a result of the December holiday shopping season. The reduction in the cash balance is partly the result of a $75,000 principal reduction on a Bank note payable in which the maturity date was extended from February 24, 1998 to May 31, 1998. On May 28, 1998, the original lender was paid in full and a new Bank Note was executed with a Colorado financial institution. The Note bears interest at the Bank's prime lending rate plus 0.75%. A principal payment is due on December 30, 1998 in the amount of $112,000. The Note matures on May 28, 1999.

  The reduction in the cash balance is also attributable to approximately $250,000 in payments made to contractors for the three new stores opened during the quarter ended April 26, 1998 at the Riverwalk in New Orleans, Louisiana, Franklin Mills in Philadelphia, Pennsylvania, and Palisades Center in West Nyack, New York, two stores remodeled during the quarter as discussed below, and payments made for projects completed in the fourth quarter of the fiscal year ended January 25, 1998.

  During the quarter ended April 28, 1998, merchandise inventories decreased $279,036, or approximately 12% from $2,307,839 at January 25, 1998 to $2,028,803 at April 28, 1998. This decrease reflects our efforts to reduce merchandise inventories remaining after the holiday shopping season of the fiscal year ended January 25, 1998.

  As a result of the foregoing, current assets decreased by $758,391, from $3,371,317 at January 25, 1998, to $2,612,926 at April 26, 1998.

  During the quarter ended April 26, 1998, the Company invested $505,490 in property and equipment. These investments consisted of leasehold improvements in connection with the remodeling of the Company's store in Palm Desert, California, and the store in Menlo Park, New Jersey, as well as the three new locations opened in the quarter as discussed above. Therefore, property and equipment, net of accumulated depreciation, increased $385,090, from $2,434,315 at January 25, 1998, to $2,819,405 at April 26, 1998.

  The Company's trademark assets, representing the goodwill of the Impostors trademark and other intellectual property was acquired as part of the Company's acquisition of Impostors in 1994. This asset, whose amortized book value was $72,333 at April 26, 1998, is being amortized over a 10-year period.

  As of April 26, 1998, the Company had total outstanding liabilities of $2,211,068 compared to $2,268,432 at January 25, 1998, a decrease of $57,364, which reflects $75,000 pay down of the Bank Note payable as discussed above.
  Current liabilities decreased $67,304, from $2,091,986 at January 25, 1998 to $2,024,682 at April 26, 1998, again reflecting the pay down of the Bank Note. Working capital decreased by $691,087, from $1,279,331 at January 25, 1998, to $588,244 at April 25, 1998, primarily as the result of the decrease in cash of $401,293, and the decrease of merchandise inventories of $279,036.

  Current notes payable and long-term debt represent notes that were part of the Impostors retail chain acquisition in February 1994. The total debt related to these notes was reduced by $6,548 as the result of normal scheduled payments from $76,930 at January 25, 1998, to $70,382 at April 26, 1998.

  Accounts payable decreased by $90,077 or approximately 10%, from $943,494 at January 25, 1998 to $853,417 at April 26, 1998. Other accrued liabilities increased by $97,370 from $451,162 at January 25, 1998 to $548,532 at
April 26, 1998, or approximately 22%. Approximately $200,000 of accounts payable and other accrued liabilities represent unpaid construction costs incurred in connection with the new stores opened and remodeled during the quarter as discussed above. The remaining amounts of accounts payable and accrued liabilities represent expenses incurred in the ordinary course of business in connection with the operation of the Company's retail chain.

  Other liabilities increased $16,891 from $161,846 at January 25, 1998, to $178,737 at April 26, 1998, and represents a liability resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rentals during the initial term of the lease.

  As a result of the Company's net loss for the quarter of $331,578, the accumulated deficit increased from $1,948,682 at January 25, 1998 to a deficit of $2,280,260 at April 26, 1998. As a result, total stockholders' equity decreased from $3,713,356 at January 25, 1998, to $3,381,778 at April 26, 1998.

  Net cash provided by operating activities for the period ended April 26, 1998 was $185,745, compared with cash used in operating activities of $51,698 for the three months ended April 27, 1997, which primarily reflects the cash effect of the reduction of merchandise inventory during the quarter as discussed above, and normal amortization of prepaid expenses during the quarter ended April 26, 1998.

  Cash used in investing activities of $505,490, represents the Company's investments in new and remodeled stores as discussed above. This compares with net cash used by investing activities of $240,803 during the three months ended April 27, 1997, and represents an increase of $264,687.

  Net cash provided by financing activities for the three months ended April 27, 1997, was $2,549,073, primarily representing the completion of the secondary public offering completed in April 1997. This compares to net cash used by financing activities of $81,458 for the three months ended April 26, 1998, representing payments on notes payable.

  The foregoing resulted in a decrease in the cash position of $2,063,391, from $2,468,147 at April 27, 1997, to $404,756 at April 26, 1998.

  The Company has executed leases to open two additional locations over the next six months. These new stores will be located in Southern California and Nevada. Other retail locations are currently being evaluated, although to date no decisions regarding additional new locations have been made.
Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$150,000, including the lease expenses, fixtures, equipment and inventory. New sources of capital are currently being evaluated to complete these two new stores and additional new stores not yet committed however there can be no assurance that such financing will be secured.

Results of Operations
---------------------
  Set forth below is selected summary financial data derived from the Company's financial statements and financial records.


                                            Three Months     Three Months
                                                Ended            Ended
                                           April 26, 1998   April 27, 1997
                                           ---------------  ---------------

Statements of Operations Data:

Total Revenues                             $  2,914,289      $ 2,796,359
Operating income (loss)                        (329,935)         (17,692)
Net income (loss)                              (331,578)         (99,216)
Net income (loss) available to common
  shareholders                                 (331,578)        (116,971)
Net income (loss) per common share                 (.19)            (.20)
Weighted average shares outstanding           1,775,025          585,839



                                            Three Months     Three Months
                                                Ended            Ended
                                           April 26, 1998   April 27, 1997
                                           ---------------  ---------------

Statistical Data:

Store revenues                             $  2,912,619      $ 2,792,379
Store gross margin                            1,980,856        2,004,585
Store operating expenses                      1,905,171        1,695,564
Store operating profit                           75,685          309,021
Corporate overhead operating expenses           380,215          317,679
Gross margin percentage                            67.9%            71.6%
Comparable same store sales (31 stores)       2,473,478        2,514,856
Comparable same store sales growth                 -1.6%             N/A



Results of Operations - Three Months Ended April 26, 1998 Compared to Three Months Ended April 27, 1997
---------------------------------------------------------------------------
  The Company's total revenues for the three months ended April 26, 1998 were $2,914,289 as compared to $2,769,359 for the comparable period ended April 27, 1997, an increase of $144,930, or 5%. The increase is due to the addition of eight new stores opened since April 27,1997, which was partially offset by the closing of four locations during the fourth quarter of the fiscal year ended January 25, 1998 and the current quarter. Comparable same store sales were $2,473,478 for the three months ended April 26, 1998 as compared to $2,514,856 for the comparable period ended April 27, 1997, a decrease of $41,378, or 1.6%. Sales from wholesale and non-store retail sales of $1,670 and $3,980 are included in total revenues for the three months ended April 26, 1998 and April 27, 1997, respectively.

  For the three months ended April 26, 1998, cost of goods sold was $936,970 and the gross margin was $1,977,319, or approximately 67.8%. For the three months ended April 27, 1997, cost of goods sold was $793,921 and the gross margin was $2,002,438, or 71.6%. The gross margin decrease is attributed to clearance of selected merchandise remaining after the holiday shopping season of the fiscal year ended January 25, 1998.

  Total operating expenses were $2,183,755 for the three months ended April 26, 1998, compared to $1,927,474 for the period ended April 27, 1997, or 74.9% and 68.9% of revenues, respectively. The majority of these expenses were comprised of personnel expenses, which amounted to $1,017,604 and $911,421 for the three months ended April 26, 1998, and April 27, 1997, respectively. Occupancy costs of $725,069, and $669,478, and general administrative costs of $441,082 and $346,575 are included in total operating expenses for the three months ended April 26, 1998 and April 27, 1997, respectively. Depreciation and amortization expense was $123,499 for the three months ended April 26, 1998, and $92,656 for the three months ended April 27, 1997.

  Included in operating expenses are corporate overhead expenses of $380,215 for the three months ended April 26, 1998, and $317,679 for the three months ended April 27, 1997, an increase of approximately $62,500. Approximately 50%, or $32,000 of this increase represents salary and corporate staff increases, while the remainder of the increase is attributed to normal expenses incurred as a result of the expansion of the retail chain, and expenses related to the expansion of the corporate offices completed during the quarter ended April 26, 1998. Corporate overhead operating expenses as a percentage of revenue was 13.0% and 11.4% for the three months ended April 26, 1998 and April 27, 1997, respectively. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

  As a result of the foregoing, the loss from operations for the three months ended April 26, 1998 was $329,935, as compared with a loss from operations for the three months ended April 27, 1997 of $17,692.

  Interest expense was $16,709 and $90,679 for the three months ended April 26, 1998, and April 27, 1997, respectively. For the three months ended April 27, 1997, approximately $66,500 is attributed to interest paid and deferred financing costs written off upon retirement of the Convertible Promissory Notes retired with the completion of the public offering in April 1997. Interest expense is partially offset by interest income earned in the ordinary course of cash management and depository arrangements.

  Other income of $8,201 and $6,204 for the three months ended April 26, 1998 and April 27, 1997, respectively, consists almost entirely of recognized license fees associated with extension agreements that will allow licensees to use the Impostors trademark. The license agreements have a one-year term expiring in January 1999, and are renewable at the Company's option.

  Based on the foregoing, the Company reported a net loss for the three months ended April 26, 1998 of $331,578, which translates to a net loss available to common shareholders of $(0.19) per share based on 1,775,025 weighted average shares outstanding. This compares with a reported net loss available to common shareholders for the three months ended April 27, 1997 of $116,971, or $(0.20) per share, based on 585,839 weighted average shares outstanding as of that date.

  Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the quarter ended April 26, 1998.

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


                            PREMIER CONCEPTS, INC.



Dated: June 15, 1998       By:  /s/ Sissel Greenberg
       -------------            -------------------------------
                                Sissel Greenberg, President



Dated: June 15, 1998       By:  /s/ Todd Huss
       -------------            -------------------------------
                                Todd Huss,
                                Chief Financial Advisor,
                                Principal Accounting Officer