Form 10QSB
period 1998-07-26
PREMIER CONCEPTS INC /CO/
filed 1998-09-14
CIK 879206

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 26, 1998

                                      OR

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
            For the transition period from __________ to __________


                        Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
                        ------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

   Colorado                                      84-1186026
---------------                             --------------------
(State or other jurisdiction               (IRS Employer Identification
of incorporation or organization)                  Number)

          3033 South Parker Road, Suite 120, Aurora, Colorado, 80014
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                                (303) 338-1800
                              -------------------
               (Issuer's telephone number, including area code)


                      ----------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 14, 1998, the Registrant had 1,782,208 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                     INDEX

                                                                          Page

PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements                                           3

              Balance Sheet as of July 26, 1998 and
              January 25, 1998                                               4

              Statement of Operations for the Three Months
              Ended July 26, 1998 and Three Months Ended
              July 27, 1997                                                  5

              Statement of Operations for the Six Months
              Ended July 26, 1998 and Six Months Ended
              July 27, 1997                                                  6

              Statement of Cash Flows for the Six Months Ended
              July 26, 1998 and Six Months Ended July 27, 1997               8

              Notes to Consolidated Financial Statements                     9

   Item 2.    Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                          10

              Liquidity and Capital Resources                               10

              Results of Operations                                         12

PART II.      OTHER INFORMATION                                             17

   Item 1.    Legal Proceedings                                             17

   Item 2.    Changes in Securities                                         17

   Item 3.    Defaults Upon Senior Securities                               17

   Item 4.    Submission of Matters to a Vote of
              Security Holders                                              18

   Item 5.    Other Information                                             18

   Item 6.    Exhibits and Reports on Form 8-K                              18

                        PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements
            --------------------

       The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet at July 26, 1998, Statement of Operations for the Three and Six Months Ended July 26, 1998 and Three and Six Months Ended July 27, 1997, and Statement of Cash Flows for the Six Months Ended July 26, 1998 and July 27, 1997 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 25, 1998 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended January 25, 1998.

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

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                   AS OF JULY 26, 1998 AND JANUARY 25, 1998


                                             July 26, 1998  Jan 25, 1998
                                            --------------  -------------

ASSETS
Current Assets:
 Cash & Cash Equivalents                    $     211,853   $     806,049
Merchandise Inventories                         2,041,811       2,307,839
 Prepaid Expenses & Other Current Assets          214,290         257,429
                                            --------------  -------------
   Total Current Assets                         2,467,954       3,371,317

Property and Equipment, net                     2,817,755       2,434,315

Trademarks, net                                    69,233          75,433

Other Assets                                       87,157         100,723
                                            --------------  -------------
    Total Assets                            $   5,442,099   $   5,981,788
                                            ==============  ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Notes Payable and Current Portion of
   Long Term Debt:
  Note Payable to Financial Institution     $     560,000   $     635,000
  Current Portion of Long Term Debt                63,735          62,330

 Accounts Payable                               1,046,109         943,494
 Other Accrued Liabilities                        587,548         451,162
                                            --------------  -------------
   Total Current Liabilities                    2,257,392       2,091,986
Long-Term Debt, Less Current Portion                    -          14,600
Other Liabilities                                 198,016         161,846
                                            --------------  -------------
     Total Liabilities                          2,455,408       2,268,432
                                            --------------  -------------
Shareholders' Equity:
 Preferred Stock, $.10 par value,
  20,000,000 shares authorized; none
  issued and outstanding at July 26,
  1998 and January 25, 1998                             -               -
 Common Stock, $.002 par value;
  850,000,000 shares authorized;
  1,775,205 shares issued and
  outstanding at July 26, 1998, and
  January 25, 1998                                  3,550           3,550
 Additional Paid-in Capital                     5,658,488       5,658,488
 Accumulated Deficit                           (2,675,347)     (1,948,682)
                                            --------------  -------------
 Total Stockholders' Equity                     2,986,691       3,713,356
                                            --------------  -------------
     Total Liabilities & Equity             $   5,442,099   $   5,981,788
                                            ==============  ==============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
             FOR THE PERIOD ENDED JULY 26, 1998 AND JULY 27, 1997
                                  (UNAUDITED)

                                         Three Months      Three Months
                                             Ended             Ended
                                         July 26, 1998     July 27, 1997
                                         -------------     -------------

Revenues:
 Retail Sales                            $   2,935,484    $   2,793,699
 Wholesale Sales                                33,290            1,691
                                         -------------    -------------
   Total Revenues                            2,968,774        2,795,390

Cost of Goods Sold                             982,023          809,745
                                         -------------    -------------
   Gross Margin                              1,986,751        1,985,645

Operating Expenses:
 Personnel                                     998,561          918,955
 Occupancy                                     748,860          703,726
 General & Administrative                      502,843          398,539
                                         -------------    -------------
   Total Operating Expenses                  2,250,264        2,021,220

Operating Profit (Loss) before
 Depreciation & Amortization                  (263,513)         (35,575)

 Depreciation & Amortization                   125,679          109,229
                                         -------------    -------------

Operating Profit (Loss)                       (389,192)        (144,804)

Other Income (Expenses):
   Interest, net                               (13,558)            1,108
   Other                                         7,663            8,219
                                         -------------    -------------
 Other, net                                     (5,895)           9,327
                                         -------------    -------------

Net Profit (Loss) and Comprehensive
 Profit (Loss)                           $    (395,087)   $    (135,477)
                                         ==============   ==============
Net Profit (Loss) Available to Common
 Shareholders                            $    (395,087)   $    (135,477)
                                         ==============   ==============
Net Profit (Loss) Per Common Share
 (Basic and Diluted):                    $       (0.22)   $       (0.08)
                                         ==============   ==============
Weighted Average Shares Outstanding          1,775,025        1,782,208
                                         ==============   ==============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
             FOR THE PERIOD ENDED JULY 26, 1998 AND JULY 27, 1997


                                          Six Months        Six Months
                                             Ended             Ended
                                         July 26, 1998     July 27, 1997
                                         -------------     -------------

Revenues:
 Retail Sales                            $  5,848,103     $  5,586,078
 Wholesale Sales                               34,960            5,671
                                         -------------    -------------
   Total Revenues                           5,883,063        5,591,749

Cost of Goods Sold                          1,918,993        1,603,666
                                         -------------    -------------
   Gross Margin                             3,964,070        3,988,083

Operating Expenses:
 Personnel                                  2,016,165        1,830,375
 Occupancy                                  1,473,929        1,373,203
 General & Administrative                     943,925          745,116
                                         -------------    -------------
   Total Operating Expenses                 4,434,019        3,948,694

Operating Profit (Loss) before
 Depreciation & Amortization                 (469,949)          39,389

 Depreciation & Amortization                  249,178          201,885
                                         -------------    -------------
Operating Profit (Loss)                      (719,127)        (162,496)

Other Income (Expenses):
   Interest, net                              (23,402)         (86,620)
   Other                                       15,864           14,423
                                         -------------    -------------
 Other, net                                    (7,538)         (72,197)
                                         -------------    -------------

Net Profit (Loss) and Comprehensive
 Profit (Loss)                           $   (726,665)    $   (234,693)
                                         =============    =============
Net Profit (Loss) Available to Common
 Shareholders                            $   (726,665)    $   (252,448)
                                         =============    =============
Net Profit (Loss) Per Common Share
 (Basic and Diluted):
 Before dividends applicable to
   Preferred Stock                       $      (0.41)    $      (0.20)
 Dividends applicable to Preferred
   Stock                                            -            (0.01)
                                         -------------    -------------
   Net Profit (Loss) Per Common Share
      (Basic and Diluted)                $      (0.41)    $      (0.21)
                                         =============    =============
Weighted Average Shares Outstanding         1,775,025        1,184,616
                                         =============    =============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
             FOR THE PERIODS ENDED JULY 26, 1998 AND JULY 27, 1997


                                           Six Months       Six Months
                                              Ended            Ended
                                         July 26, 1998     July 27, 1997
                                         -------------    -------------

Cash Flows From Operating Activities:
 Net Profit (Loss)                       $   (726,665)    $    (234,693)
 Adjustments to reconcile net profit
   (loss) to net cash from operating
   activities:
      Depreciation and amortization           249,179           201,885
      Other, net                                    -            45,805
 Changes in operating assets and
   liabilities:
   (Increase) decrease in:
      Merchandise inventories                 266,028          (330,582)
      Other assets                             56,705          (129,756)
   Increase (decrease) in:
      Accounts payable and accrued
        liabilities                           239,001          (358,277)
      Other liabilities                        36,170            35,018
                                         -------------    -------------
      Net cash provided (used) by
        operating activities                  120,418          (770,600)

Cash Flows From Investing Activities:
 Capital expenditures for property and
   equipment                                 (626,419)         (600,697)

Cash Flows From Financing Activities:
 Deferred Offering Costs                            -          (164,791)
 Proceeds from issuance of common stock             -         3,882,633
 Proceeds from issuance of note payable       560,000                 -
 Payments on notes payable                   (648,195)       (1,393,887)
                                         -------------    -------------
      Net cash provided (used) by
        financing activities                  (88,195)        2,323,955
                                         -------------    -------------
Increase (Decrease) in Cash                  (594,196)          952,658

Cash & Cash Equivalents, beginning of
 period                                       806,049           211,575
                                         -------------    -------------
Cash & Cash Equivalents, end of period   $    211,853     $   1,164,233

                                         =============    ==============
Supplemental Schedule of Cash Flow
 Information:
 Cash paid for interest                  $     39,150     $     123,881
                                         =============    ==============

                            PREMIER CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 26, 1998


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

     Seasonality and Quarterly Fluctuations
     --------------------------------------

     The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated an operating loss during the six months ended July 26, 1998 of $719,127, as compared to an operating loss of $162,496 for the six months ended July 27, 1997.

     The Company's business is highly seasonal with its mall locations generating approximately 20% of revenues during the December holiday season.
The Company's 15 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

     New Accounting Pronouncements
     -----------------------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities.
It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits.
This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

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

Liquidity and Capital Resources - July 26, 1998 Compared to January 25, 1998
----------------------------------------------------------------------------

     At July 26, 1998 the cash balance of $211,853 was approximately 73% less than the cash balance of $806,049 at January 25, 1998. The cash balance at the end of the fourth quarter is typically higher than at any other time of the year as a result of the December holiday shopping season. The reduction in the cash balance is partly the result of a $75,000 principal reduction on a Bank note payable. On May 28, 1998, the original lender was paid in full and a new Bank Note was executed with a Colorado financial institution. The Note bears interest at the Bank's prime lending rate plus 0.75%. A principal payment is due on December 30, 1998 in the amount of $112,000. The Note matures on May 28, 1999.

     The reduction in the cash balance is also attributable to approximately
$400,000 in payments made to construction vendors in connection with the opening of four new stores during the six months ended July 26, 1998 at the Riverwalk in New Orleans, Louisiana, Franklin Mills in Philadelphia,
Pennsylvania, Palisades Center in West Nyack, New York, and the Fashion Outlet in Primm, Nevada, as well as two stores remodeled during the period as discussed below, and payments made for projects completed in the fourth quarter of the fiscal year ended January 25, 1998.

     During the six months ended July 26, 1998, merchandise inventories decreased $266,028, or approximately 12% from $2,307,839 at January 25, 1998 to $2,041,811 at July 26, 1998. This decrease reflects our efforts to reduce merchandise inventories remaining after the holiday shopping season of the fiscal year ended January 25, 1998. Merchandise inventories are expected to increase during the third quarter in anticipation of the fourth quarter holiday shopping season.

     As a result of the foregoing, current assets decreased by $903,363, from $3,371,317 at January 25, 1998, to $2,467,954 at July 26, 1998.

     During the six months ended July 26, 1998, the Company invested $626,419 in property and equipment. These investments consisted of leasehold improvements in connection with the remodeling of the Company's store in Palm
Desert, California, and the store in Menlo Park, New Jersey, as well as the four new locations opened in the quarter as discussed above. Therefore, property and equipment, net of accumulated depreciation, increased $383,440, from $2,434,315 at January 25, 1998, to $2,817,755 at July 26, 1998.

     The Company's trademark assets, representing the goodwill of the Impostors trademark and other intellectual property was acquired as part of the Company's acquisition of Impostors in 1994. This asset, whose amortized book value was $69,233 at July 26, 1998, is being amortized over a 10-year period.

     As of July 26, 1998, the Company had total outstanding liabilities of $2,455,408 compared to $2,268,432 at January 25, 1998, an increase of $186,976. Current liabilities increased $165,406, from $2,091,986 at January
25, 1998 to $2,257,392 at April 26, 1998, reflecting an increase in accounts payable and accrued liabilities of $239,001, and the $75,000 principal reduction of the Bank Note as discussed above. Working capital decreased by $1,068,769, from $1,279,331 at January 25, 1998, to 210,562 at July 26, 1998,
primarily as the result of the decrease in cash of $401,293, the decrease in merchandise inventories of $266,028, and the increase of accounts payable and accrued liabilities of $239,001.

     Current notes payable and long-term debt represent notes that were part of the Impostors retail chain acquisition in February 1994. The total debt related to these notes was reduced by $13,195 as the result of normal scheduled payments from $76,930 at January 25, 1998, to $63,735 at July 26,
1998.

     Accounts payable increased by $102,615 or approximately 11%, from $943,494 at January 25, 1998 to $1,046,109 at July 26, 1998. Other accrued liabilities increased by $136,386 from $451,162 at January 25, 1998 to $587,548 at July 26, 1998, or approximately 30%. Approximately $240,000 of accounts payable and other accrued liabilities represent unpaid construction costs incurred in connection with the new stores opened and remodeled during the period as discussed above. The remaining amounts of accounts payable and accrued liabilities represent expenses incurred in the ordinary course of business in connection with the operation of the Impostors retail chain.

     Other liabilities increased $36,260 from $161,846 at January 25, 1998, to
$198,016 at July 26, 1998, and represents a liability resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rentals during the initial term of the lease.

     As a result of the Company's net loss for the six months ended July 26, 1998 of $726,665, the accumulated deficit increased from $1,948,682 at January
25, 1998 to a deficit of $2,675,347 at July 26, 1998. As a result, total stockholders' equity decreased from $3,713,356 at January 25, 1998, to $2,986,691 at July 26, 1998.

     Net cash provided by operating activities for the six months ended July
26, 1998 was $120,418, compared with cash used in operating activities of $770,600 for the six months ended July 27, 1997, which primarily reflects the cash effect of the reduction of merchandise inventories and the increase in accounts payable and accrued liabilities as discussed above.

     Cash used in investing activities of $626,419, represents the Company's investments in new and remodeled stores as discussed above. This compares with net cash used by investing activities of $600,697 during the six months ended July 27, 1997.

     Net cash provided by financing activities for the six months ended July
27, 1997, was $2,323,955, primarily representing the completion of the secondary public offering completed in April 1997. This compares to net cash used by financing activities of $88,195 for the six months ended July 26, 1998, representing payments on notes payable.

     The foregoing resulted in a decrease in the cash position of $952,380, from $1,164,233 at July 27, 1997, to $211,853 at July 26, 1998.

     The Company has executed leases to open one additional location over the next six months for a new store that will be located in Southern California.
Other retail locations are currently being evaluated, although to date no decisions regarding additional new locations have been made. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$150,000, including the lease expenses, fixtures, equipment and inventory. New sources of capital are currently being evaluated to complete this new store, complete payment for the new stores opened and remodeled during the last six months as discussed above, and additional new stores not yet committed, however there can be no assurance that such financing will be secured.

Results of Operations - Three Months Ended July 26, 1998 Compared to Three
Months Ended July 27, 1997
--------------------------------------------------------------------------

Set forth below is selected summary financial data derived from the financial statements and financial records.



                                          Three Months   Three Months
                                              Ended          Ended
                                          July 26, 1998  July 27, 1997
                                         -------------  --------------

Statements of Operations Data:

Total Revenues                           $  2,968,774    $  2,795,390
Operating income (loss)                      (389,192)       (144,804)
Net income (loss)                            (395,087)       (135,477)
Net income (loss) available to common
  shareholders                               (395,087)       (135,477)
Net income (loss) per common share               (.22)           (.08)
Weighted average shares outstanding         1,775,025       1,782,208

Statistical Data:

Store revenues                           $  2,930,118    $  2,793,396
Store gross margin                          1,982,071       1,988,109
Store operating expenses                    1,966,420       1,756,649
Store operating profit                         15,651         231,460
Corporate overhead operating expenses         405,093         373,711
Gross margin percentage                          66.9%           70.1%
Comparable same store sales (31 stores)     2,489,119       2,558,828
Comparable same store sales growth               -2.7%             N/A


     Total revenues for the three months ended July 26, 1998 were $2,968,774 as compared to $2,795,390 for the comparable period ended July 27, 1997, an increase of $173,384, or 6%. The increase is due to the addition of five new locations since July 27, 1997. Comparable same store sales were $2,489,119 for the three months ended July 26, 1998 as compared to $2,558,828 for the comparable period ended July 27, 1997, a decrease of approximately $70,000, or 2.7%. A continued focus on the merchandise quality, improving stock levels in key items, and the remodeling of retail locations is expected to improve sales in existing locations. Sales from wholesale and non-store retail sales of $38,655 and $1,995 are included in total revenues for the three months ended July 26, 1998 and July 27, 1997, respectively.

     For the three months ended July 26, 1998, cost of goods sold was $982,023 and the gross margin was $1,986,751, or approximately 67%. For the three months ended July 27, 1997, cost of goods sold was $809,745 and the gross margin was $1,985,645, or approximately 71%. The gross margin decrease is attributed to clearance of selected merchandise and increased promotional activity to stimulate sales in the regional shopping malls. The gross margin is expected to increase during the third and fourth quarters as new merchandise is introduced for the holiday shopping season.

     Selling, general and administrative expenses were $2,250,264 for the three months ended July 26, 1998, compared to $2,021,220 for the period ended July 27, 1997, or 75.8% and 72.3% of revenues, respectively. The majority of these expenses were comprised of personnel expenses, which amounted to $998,561 and $918,955 for the three months ended July 26, 1998, and July 27, 1997, respectively. Occupancy costs of $748,860, and $703,726, and general administrative costs of $502,843 and $398,539 are included in total operating expenses for the three months ended July 26, 1998 and July 27, 1997, respectively. Depreciation and amortization expense was $125,679 for the three months ended July 26, 1998, and $109,229 for the three months ended July 27, 1997.

     Included in operating expenses are corporate overhead expenses of $405,093, or 13.6% of total revenues, for the three months ended July 26, 1998, as compared to $373,711, or 13.4% of total revenues, for the three months ended July 27, 1997. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     As a result of the foregoing, the loss from operations for the three months ended July 26, 1998 was $389,182, as compared with a loss from operations for the three months ended July 27, 1997 of $35,575.

     Interest expense was $17,509 and $19,223 for the three months ended July 26, 1998, and July 27, 1997, respectively, and is comprised primarily of interest charged on the $560,000 bank note discussed above. Interest expense for the three months ended July 27, 1997, was offset by $20,331 of interest income realized from the short-term investment of cash proceeds from the public offering completed on April 25, 1997. Interest income for the three months ended July 26, 1998 was $3,951 resulting from the daily investing of available cash balances.

     Other income was $7,663 and $8,219 for the three months ended July 26, 1998 and July 27, 1997, respectively and consists almost entirely of recognized license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January, 1999, and are renewable at our option.

     Based on the foregoing, the net loss for the three months ended July 26, 1998 was $395,087, which translates to a net loss per share of $(0.22) based on 1,775,025 weighted average shares outstanding. This compares with a net loss for the three months ended July 27, 1997 of $135,477, or $(0.08) per share, based on 1,782,208 weighted average shares outstanding as of that date.

     On July 31, 1998 the Company's retail kiosk located in the Ronald Reagan International Airport in Washington, D.C. was closed, and on September 9, 1998 the Company's store located in the Miami International Mall in Miami, Florida was closed. Both locations were closed due to continued poor performance. It is estimated that total charges of approximately $65,000 will be incurred associated with these closings and will be reflected in the quarter ending October 25, 1998 results of operations. No additional store closings are currently planned.

     Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

Results of Operations - Six Months Ended July 26, 1998 Compared to Six Months Ended July 27, 1997
-----------------------------------------------------------------------

Set forth below is selected summary financial data derived from the financial statements and financial records.


                                        Three Months     Three Months
                                            Ended            Ended
                                        July 26, 1998    July 27, 1997
                                        -------------  --------------

Statements of Operations Data:

Total Revenues                          $  5,883,063    $  5,591,749
Operating income (loss)                     (719,127)       (162,496)
Net income (loss)                           (726,665)       (234,693)
Net income (loss) available to common
  shareholders                              (726,665)       (252,448)
Net income (loss) per common share              (.41)           (.21)
Weighted average shares outstanding        1,775,025       1,184,616

Statistical Data:

Store revenues                          $  5,842,737    $  5,585,646
Store gross margin                         3,962,927       3,992,693
Store operating expenses                   3,871,591       3,452,214
Store operating profit                        91,337         540,480
Corporate overhead operating expenses        796,611         698,176
Gross margin percentage                         67.4%           71.3%
Comparable same store sales (26 stores)    4,962,459       5,073,685
Comparable same store sales growth              -2.2%             N/A


     Total revenues for the six months ended July 26, 1998 were $5,883,063 as compared to $5,591,749 for the comparable period ended July 27, 1997, an increase of $291,314, or 5.2%. The increase is due to the addition of five new locations since July 27, 1997. Comparable same store sales were $4,962,459 for the six months ended July 26, 1998 as compared to $5,073,685 for the comparable period ended July 27, 1997, a decrease of approximately $111,000, or 2.2%. A continued focus on the merchandise quality, improving stock levels in key items, and the remodeling of retail locations is expected to improve sales in existing locations. Sales from wholesale and non-store retail sales of $40,325 and $6,104 are included in total revenues for the six months ended July 26, 1998 and July 27, 1997, respectively.

     For the six months ended July 26, 1998, cost of goods sold was $1,918,993 and the gross margin was $3,964,070, or approximately 67.4%. For the six months ended July 27, 1997, cost of goods sold was $1,603,666 and the gross margin was $3,988,083, or approximately 71.3%. The 3.9% decrease in gross margin is attributed to clearance of selected merchandise and increased promotional activity to stimulate sales in the regional shopping malls. The gross margin is expected to increase during the third and fourth quarters as new merchandise is introduced for the holiday shopping season.

     Selling, general and administrative expenses were $4,434,019 for the six months ended July 26, 1998, compared to $3,948,694 for the period ended July 27, 1997, or 75.4% and 70.6% of revenues, respectively. The majority of these expenses were comprised of personnel expenses, which amounted to $2,016,165 and $1,830,375 for the six months ended July 26, 1998, and July 27, 1997, respectively. Occupancy costs of $1,473,929, and $1,373,203, and general administrative costs of $943,925 and $745,116 are included in total operating expenses for the six months ended July 26, 1998 and July 27, 1997, respectively. Depreciation and amortization expense was $249,178 for the six months ended July 26, 1998, and $201,885 for the six months ended July 27, 1997.

     Included in operating expenses are corporate overhead expenses of $796,611, or 13.5% of total revenues for the six months ended July 26, 1998, as compared to $698,176, or 12.5% of total revenues, for the six months ended July 27, 1997. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     As a result of the foregoing, the loss from operations for the six months ended July 26, 1998 was $719,127, as compared with a loss from operations for the six months ended July 27, 1997 of $162,496.

     Interest expense was $34,219 and $109,901 for the six months ended July 26, 1998, and July 27, 1997, respectively. Interest for the six months ended July 26, 1998 is comprised primarily of interest charged on the $560,000 bank note discussed above. Interest for the six months ended July 27, 1997 included approximately $66,500 attributed to non-recurring interest paid and deferred financing costs written off upon retirement of Convertible Notes on April 25, 1997 concurrent with the completion of the public offering. Interest expense for the six months ended July 27, 1997, was partially offset by $23,000 of interest income realized from the short-term investment of cash proceeds from the public offering completed on April 25, 1997. Interest income for the six months ended July 26, 1998 was $10,816 resulting from the daily investing of available cash balances.

     Other income was $15,864 and $14,423 for the six months ended July 26, 1998 and July 27, 1997, respectively and consists almost entirely of recognized license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 1999, and are renewable at our option.

     Based on the foregoing, the net loss available to common shareholders for the six months ended July 26, 1998 was $726,665, which translates to a net loss per share of $(0.41) based on 1,775,025 weighted average shares outstanding. This compares with a net loss available to common shareholders for the six months ended July 27, 1997 of $252,448, which translates to a net loss per share of $(0.21) per share based on 1,184,616 weighted average shares outstanding.

     On July 31, 1998 the Company's retail kiosk located in the Ronald Reagan International Airport in Washington, D.C. was closed, and on September 9, 1998 the Company's store located in the Miami International Mall in Miami, Florida was closed. Both locations were closed due to continued poor performance. It is estimated that total charges of approximately $65,000 will be incurred associated with these closings and will be reflected in the quarter ending October 25, 1998 results of operations. No additional store closings are currently planned.

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

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the quarter ended July 26, 1998.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:
          --------

               Exhibit 27 - Financial Data Schedule

          Reports on Form 8-K:
          -------------------

               None

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         PREMIER CONCEPTS, INC.



Dated:   September 14, 1998        By:  /s/ Sissel Greenberg
       --------------------             ---------------------------------
                                       Sissel Greenberg, President



Dated:   September 14, 1998        By:  /s/ Todd Huss
       --------------------             ---------------------------------
                                        Todd Huss
                                        Chief Financial Advisor,
                                        Principal Accounting Officer