Form 10QSB
period 1998-10-25
PREMIER CONCEPTS INC /CO/
filed 1998-12-14
CIK 879206

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 25, 1998

                                      OR

               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT
            For the transition period from __________ to __________

                        Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
                  -----------------------------------------
                   (Exact Name of Small Business Issuer as
                           Specified in its Charter)


             Colorado                                    84-1186026
 ---------------------------------                -------------------------
   (State or other jurisdiction                         (IRS Employer
 of incorporation or organization)                  Identification Number

        3033 South Parker Road, Suite 120, Aurora, Colorado      80014
       -----------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                (303) 338-1800
                      -----------------------------------
               (Issuer's telephone number, including area code)


           --------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [X]   No [ ]

As of December 11, 1998, the Registrant had 1,775,025 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     INDEX


PART I.   FINANCIAL INFORMATION                                       Page
          ---------------------                                       ----

     Item 1.   Financial Statements                                     3

          Balance Sheet as of October 25, 1998 and
          January 25, 1998                                              4

          Statement of Operations and Comprehensive Income for
          the Three Months Ended October 25, 1998 and Three
          Months Ended October 26, 1997                                 5

          Statement of Operations and Comprehensive Income for
          the Nine Months Ended October 25, 1998 and Nine
          Months Ended October 26, 1997                                 6

          Statement of Cash Flows for the Nine Months Ended
          October 26, 1998 and Nine Months Ended October 26, 1997       7

          Notes to Consolidated Financial Statements                    8

     Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations                     9

          Liquidity and Capital Resources                               9

          Results of Operations                                         9

PART II.  OTHER INFORMATION                                            10
          -----------------

     Item 1.   Legal Proceedings                                       10

     Item 2.   Changes in Securities                                   10

     Item 3.   Defaults Upon Senior Securities                         10

     Item 4.   Submission of Matters to a Vote of Security Holders     10

     Item 5.   Other Information                                       10

     Item 6.   Exhibits and Reports on Form 8-K                        10

                        PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

     The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet at October 25, 1998, Statement of Operations and Comprehensive Income for the Three and Nine Months Ended October 25, 1998 and Three and Nine Months Ended October 26, 1997, and Statement of Cash Flows for the Nine Months Ended October 25, 1998 and October 26, 1997 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 25, 1998 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended January 25, 1998.


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

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                  AS OF OCTOBER 25, 1998 AND JANUARY 25, 1998

                                                   October 25,    January 25,
                                                      1998           1998
                                                  -------------  -------------

ASSETS
------
Current Assets:
  Cash & Cash Equivalents                        $     99,390    $   806,049
Merchandise Inventories                             2,024,239      2,307,839
  Prepaid Expenses & Other Current Assets             172,504        257,429
                                                 -------------   -------------

     Total Current Assets                           2,296,133      3,371,317

Property and Equipment, net                         2,758,642      2,434,315

Trademarks, net                                        66,133         75,433

Other Assets                                           86,613        100,723
                                                 -------------   -------------

     Total Assets                                $   5,207,521   $ 5,981,788
                                                 =============   =============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
  Notes Payable and Current Portion of
  Long Term Debt:
     Note Payable to Financial Institution       $    560,000    $   635,000
     Other Short Term Notes                            50,000              -
     Current Portion of Long Term Debt                 56,989         62,330
  Accounts Payable                                  1,269,674        943,494
  Other Accrued Liabilities                           697,400        451,162
                                                 -------------   -------------
     Total Current Liabilities                      2,634,063      2,091,986
Long-Term Debt, Less Current Portion                        -         14,600
Other Liabilities                                     201,503        161,846
                                                 -------------   -------------

     Total Liabilities                              2,835,566      2,268,432
                                                 -------------   -------------

Shareholders' Equity:
  Preferred Stock, $.10 par value,
     20,000,000 shares authorized; none
     issued and outstanding at
     October 25, 1998 and January 25, 1998                  -              -
  Common Stock, $.002 par value;
     850,000,000 shares authorized; 1,775,025
     shares issued and outstanding at
     October 25, 1998, and January 25, 1998             3,550          3,550
  Additional Paid-in Capital                        5,658,488      5,658,488
  Accumulated Deficit                              (3,290,083)    (1,948,682)
                                                 -------------   -------------

  Total Stockholders' Equity                        2,371,955      3,713,356
                                                 -------------   -------------

     Total Liabilities & Equity                  $  5,207,521    $ 5,981,788
                                                 =============   =============

                            PREMIER CONCEPTS, INC.
               STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE PERIOD ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997
                                  (UNAUDITED)

                                                  Three Months   Three Months
                                                      Ended          Ended
                                                   October 25,    October 26,
                                                      1998           1997
                                                  -------------  -------------

Revenues:
  Retail Sales                                   $  2,641,650    $ 2,997,157
  Wholesale Sales                                      54,779         31,975
                                                 -------------   -------------

     Total Revenues                                 2,696,429      3,029,132
Cost of Goods Sold                                    884,031        926,831
                                                 -------------   -------------

     Gross Margin                                   1,812,398      2,102,301

Operating Expenses:
  Personnel                                         1,002,829      1,016,469
  Occupancy                                           729,997        730,825
  General & Administrative                            456,389        496,433
                                                 -------------   -------------
     Total Operating Expenses                       2,189,215      2,243,727

Operating Profit (Loss) before Depreciation
  & Amortization and Store Closing Costs             (376,817)      (141,426)

  Depreciation & Amortization                         128,362        112,587
  Store Closing Costs                                 101,958              -
                                                 -------------   -------------

Operating Profit (Loss)                              (607,137)      (254,013)

Other Income (Expenses):
     Interest, net                                    (10,423)        (9,222)
     Other                                              2,824         52,076
                                                 -------------   -------------

  Other, net                                           (7,599)        42,854
                                                 -------------   -------------

Net Profit (Loss) and Comprehensive
  Profit (Loss) Before Income Tax Benefit            (614,736)      (211,159)

Income Tax Benefit                                          -        150,000
                                                 -------------   -------------

Net Profit (Loss) and Comprehensive
  Profit (Loss)                                  $   (614,736)   $   (61,159)
                                                 =============   =============

Net Profit (Loss) Available to
  Common Shareholders                            $   (614,736)   $   (61,159)
                                                 =============   =============

Net Profit (Loss) Per Common Share (Basic
  and Diluted):                                  $      (0.37)   $     (0.03)
                                                 =============   =============

Weighted Average Shares Outstanding                 1,775,025      1,782,296
                                                 =============   =============


                            PREMIER CONCEPTS, INC.
               STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE PERIOD ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997
                                  (UNAUDITED)

                                                   Nine Months    Nine Months
                                                      Ended          Ended
                                                   October 25,    October 26,
                                                      1998           1997
                                                  -------------  -------------

Revenues:

  Retail Sales                                   $  8,489,753    $ 8,583,235
  Wholesale Sales                                      89,739         37,646
                                                 -------------   -------------

     Total Revenues                                 8,579,492      8,620,881
Cost of Goods Sold                                  2,803,024      2,530,497
                                                 -------------   -------------

     Gross Margin                                   5,776,468      6,090,384

Operating Expenses:
  Personnel                                         3,018,994      2,846,844
  Occupancy                                         2,203,926      2,104,028
  General & Administrative                          1,400,314      1,241,549
                                                 -------------   -------------
     Total Operating Expenses                       6,623,234      6,192,421

Operating Profit (Loss) before Depreciation
  & Amortization and Store Closing Costs             (846,766)      (102,037)

  Depreciation & Amortization                         377,540        314,472
  Store Closing Costs                                 101,958              -
                                                 -------------   -------------

Operating Profit (Loss)                            (1,326,264)      (416,509)

Other Income (Expenses):
  Interest, net                                       (33,825)       (95,842)
  Other                                                18,688         66,499
                                                 -------------   -------------

  Other, net                                          (15,137)       (29,343)
                                                 -------------   -------------

Net Profit (Loss) and Comprehensive Profit
  (Loss) Before Income Tax Benefit                 (1,341,401)      (445,852)

Income Tax Benefit                                          -        150,000
                                                 -------------   -------------

Net Profit (Loss) and Comprehensive
  Profit (Loss)                                  $ (1,341,401)   $  (295,852)
                                                 =============   =============

Net Profit (Loss) Available to Common
  Shareholders                                   $ (1,341,401)   $  (295,852)
                                                 =============   =============

Net Profit (Loss) Per Common Share (Basic
  and Diluted)                                   $      (0.76)   $     (0.21)
                                                 =============   =============

Weighted Average Shares Outstanding                 1,775,025      1,383,843
                                                 =============   =============


                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
          FOR THE PERIODS ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997
                                  (UNAUDITED)

                                                   Nine Months    Nine Months
                                                      Ended          Ended
                                                   October 25,    October 26,
                                                      1998           1997
                                                  -------------  -------------

Cash Flows From Operating Activities:
  Net Profit (Loss)                              $ (1,341,401)   $  (295,852)
  Adjustments to reconcile net profit
     (loss) to net cash from operating
     activities:
     Depreciation and amortization                    377,540        314,472
     Store closing costs                               67,627              -
     Stock compensation to employees                        -         24,000
     Other, net                                             -         35,431
  Changes in operating assets and liabilities:
     (Increase) decrease in:
       Merchandise inventories                        289,415       (640,197)
       Other assets                                    93,220       (352,165)
     Increase (decrease) in:
       Accounts payable and accrued
         liabilities                                  572,418       (349,865)
       Other liabilities                               39,657         50,480
                                                 -------------   -------------

       Net cash provided (used) by
         operating activities                          98,476     (1,213,696)

Cash Flows From Investing Activities:
  Capital expenditures for property and
     equipment                                       (760,194)      (794,314)

Cash Flows From Financing Activities:
  Deferred Offering Costs                                   -       (179,791)
  Proceeds from issuance of common stock                    -      3,882,633
  Proceeds from issuance of notes payable             610,000              -
  Payments on notes payable                          (654,941)    (1,407,448)
                                                 -------------   -------------

       Net cash provided (used) by financing
         activities                                   (44,941)     2,295,394
                                                 -------------   -------------

Increase (Decrease) in Cash                          (706,659)       287,384

Cash & Cash Equivalents, beginning of period          806,049        218,388
                                                 -------------   -------------

Cash & Cash Equivalents, end of period           $     99,390    $   505,772
                                                 =============   =============

Supplemental Schedule of Cash Flow Information:
  Cash paid for interest                         $     53,882    $   142,946
                                                 =============   =============


                            PREMIER CONCEPTS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               OCTOBER 25, 1998


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


Seasonality and Quarterly Fluctuations
--------------------------------------

     The Company's faux jewelry chain, Impostors, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated an operating loss during the nine months ended October 25, 1998 of $1,326,264, as compared to an operating loss of $416,509 for the nine months ended October 26, 1997.

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

Liquidity and Capital Resources - July 26, 1998 Compared to January 25, 1998
----------------------------------------------------------------------------

     At October 25, 1998 the cash balance of $99,390 was approximately 88% less than the cash balance of $806,049 at January 25, 1998. The cash balance at the end of the fourth quarter is typically higher than at any other time of the year as a result of the December holiday shopping season. The reduction in the cash balance is partly the result of a $75,000 principal reduction on a Bank note payable. On May 28, 1998, the original lender was paid in full and a new Bank Note was executed with a Colorado financial institution. The Note bears interest at the Bank's prime lending rate plus 0.75%. A principal payment is due on December 30, 1998 in the amount of $112,000. The Note matures on May 28, 1999. On September 11, 1998 a $50,000 short-term working capital loan was obtained to provide funds for holiday inventory purchases. The Note bore interest at 12% and matured on November 11, 1998. The Note was retired in November 1998.

     The reduction in the cash balance is also attributable to approximately $455,000 in payments to construction vendors for projects completed in the fourth quarter of the fiscal year ended January 25, 1998, and in connection with the opening of four new stores during the nine months ended October 25, 1998. These locations were at the Riverwalk in New Orleans, Louisiana, Franklin Mills in Philadelphia, Pennsylvania, Palisades Center in West Nyack, New York, and the Fashion Outlet in Primm, Nevada. As well, two existing stores were remodeled during the period as discussed below.

     During the nine months ended October 25, 1998, merchandise inventories decreased $289,415, or approximately 12% from $2,307,839 at January 25, 1998 to $2,024,239 at October 25, 1998. This decrease reflects our efforts to increase our inventory turn by reducing merchandise inventories remaining after the holiday shopping season of the fiscal year ended January 25, 1998. Merchandise inventories are expected to increase during the beginning of the fourth quarter in anticipation of the fourth quarter holiday shopping season.

     As a result of the foregoing, current assets decreased by $1,075,184, from $3,371,317 at January 25, 1998, to $2,296,133 at October 25, 1998.

     During the nine months ended October 25, 1998, the Company invested $760,194 in property and equipment. These investments consisted of leasehold improvements in connection with the remodeling of the stores in Palm Desert, California, Menlo Park, New Jersey, and Pleasenton, California, as well as the four new locations opened during the nine months as discussed above.

     In fiscal 1999, management enhanced its efforts to focus resources on the retail locations that show positive performance trends. As part of this strategy management has adopted an aggressive posture in regards to lease re-negotiations to facilitate rent relief or lease terminations where a turnaround in the sales performance appears unlikely. To this end, during the third quarter ended October 25, 1998 the stores at the Miami International Mall in Miami, Florida, Saint Louis Galleria in Saint Louis, Missouri, and the kiosk at Ronald Reagan International Airport in Washington D.C. stores were closed. As a result of these closures, leasehold improvements with a book value of approximately $68,000 were abandoned and written off.

     Based on the foregoing, property and equipment, net of accumulated depreciation, increased $324,327, from $2,434,315 at January 25, 1998, to $2,758,642 at October 25, 1998.

     The Company's trademark assets, representing the goodwill of the Impostors trademark and other intellectual property was acquired as part of the Company's acquisition of Impostors in 1994. This asset, whose amortized book value was $66,133 at October 25, 1998, is being amortized over a 10-year period.

     As of October 25, 1998, the Company had total outstanding liabilities of $2,835,566 compared to $2,268,432 at January 25, 1998, an increase of $567,134. Current liabilities increased $542,077, from $2,091,986 at January 25, 1998 to $2,634,063 at October 25, 1998, primarily reflecting an increase in accounts payable and accrued liabilities of $572,418. Working capital decreased by $1,617,261, from $1,279,331 at January 25, 1998, to $(337,930) at
October 25, 1998, primarily as the result of the decrease in cash of $706,659, the decrease in merchandise inventories of $289,415, and the increase of accounts payable and accrued liabilities of $572,418.

     Long-term debt and the related current portion represent notes that were part of the Impostors retail chain acquisition in February 1994. The total debt related to these notes was reduced by $19,941 as the result of normal scheduled payments from $76,930 at January 25, 1998, to $56,989 at October 25, 1998.

     Accounts payable increased by $326,180 or approximately 35%, from $943,494 at January 25, 1998 to $1,269,674 at October 25, 1998. Other accrued liabilities increased by $246,238 from $451,162 at January 25, 1998 to $697,400 at October 25, 1998, or approximately 55%. Approximately $295,000 of accounts payable and other accrued liabilities represent unpaid construction costs incurred in connection with the new stores opened and remodeled during the period as discussed above. The remaining amounts of accounts payable and accrued liabilities represent expenses incurred in the ordinary course of business in connection with the operation of the Impostors retail chain.

     Other liabilities increased $39,657 from $161,846 at January 25, 1998, to $201,503 at October 25, 1998, and represents a liability resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

     As a result of the Company's net loss for the six months ended October 25, 1998 of $1,341,401, the accumulated deficit increased from $1,948,682 at January 25, 1998 to a deficit of $3,290,083 at October 25, 1998. As a result, total stockholders' equity decreased from $3,713,356 at January 25, 1998, to $2,371,955 at October 25, 1998.

     Net cash provided by operating activities for the nine months ended October 25, 1998 was $98,476, compared with cash used in operating activities of $1,213,696 for the nine months ended October 26, 1997 which primarily reflects the effect of the reduction of merchandise inventories and the increase in accounts payable and accrued liabilities as discussed above.

     Cash used in investing activities of $760,194, represents the Company's investments in new and remodeled stores as discussed above. This compares with net cash used by investing activities of $794,314 during the nine months ended October 25, 1997.

     Net cash provided by financing activities for the nine months ended October 26, 1997, was $2,295,394, primarily representing the completion of the secondary public offering completed in April 1997. This compares to net cash used by financing activities of $44,941 for the nine months ended October 25, 1998, representing payments on notes payable and the proceeds from the $50,000 short term note as discussed above.

     The foregoing resulted in a decrease in the cash position of $406,382, from $505,372 at October 26, 1997, to $99,390 at October 25, 1998.

     On November 19, 1998 a new store was opened in the Block at Orange retail center in Orange, California which brought the total number of stores operating as of the date of this report to thirty-eight. The Company has not executed leases to open additional locations. However, possible new locations are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$150,000, including the lease expenses, fixtures, equipment and inventory. New sources of capital are currently being evaluated to meet previous capital investment and working capital needs. However there can be no assurance that such financing will be secured.

Results of Operations - Three Months Ended October 25, 1998 Compared to Three Months Ended October 26, 1997
-----------------------------------------------------------------------------

     Set forth below is selected summary financial data derived from the financial statements and financial records.

                                                  Three Months   Three Months
                                                      Ended          Ended
                                                   October 25,    October 26,
                                                      1998           1997
                                                  -------------  -------------

Statements of Operations Data:

  Total Revenues                                 $  2,696,429    $ 3,029,132
  Operating income (loss)                            (607,137)      (254,013)
  Net income (loss)                                  (614,736)       (61,159)
  Net income (loss) available to common
     shareholders                                    (614,736)       (61,159)
  Net income (loss) per common share                     (.37)          (.03)
  Weighted average shares outstanding               1,775,025      1,782,296

Statistical Data:

  Store revenues                                 $  2,638,046    $ 2,996,812
  Store gross margin                                1,797,287      2,090,417
  Store operating expenses                          2,050,759      1,896,572
  Store operating profit                             (253,470)       193,846
  Corporate overhead operating expenses               365,190        459,381
  Gross margin percentage                                67.2%          69.4%
  Comparable same store sales (33 stores)           2,281,383      2,708,023
  Comparable same store sales growth                    -15.8%           N/A


     Total revenues for the three months ended October 25, 1998 were $2,696,429 as compared to $3,029,132 for the comparable period ended October 26, 1997, a decrease of $332,703, or 11%. Comparable same store sales were $2,281,383 for the three months ended October 25, 1998 as compared to $2,708,023 for the comparable period ended October 26, 1997, a decrease of approximately $426,600, or 16%. Approximately $260,000 of this decrease was attributable decreased tourist traffic in the California and Florida markets.

     Sales from wholesale and non-store retail operations, including direct catalog and internet sales of $58,383 and $32,320 are included in total revenues for the three months ended October 25, 1998 and October 26, 1997, respectively.

     For the three months ended October 25, 1998, cost of goods sold was $884,031 and the gross margin was $1,812,398, or approximately 67%. For the three months ended October 26, 1997, cost of goods sold was $926,831 and the gross margin was $2,102,301, or approximately 69%. The gross margin decrease is attributed to clearance of selected merchandise and increased promotional activity to stimulate sales. The gross margin is expected to increase during the fourth quarter as new merchandise is introduced for the holiday shopping season.

     Selling, general and administrative expenses were $2,189,215 for the three months ended October 25, 1998, compared to $2,243,727 for the period ended October 26, 1997, or 81% and 74% of revenues, respectively, and representing a decrease of approximately $54,500 for the comparable period. The majority of these expenses were comprised of personnel expenses, which amounted to $1,002,829 and $1,016,469 for the three months ended October 25, 1998, and October 26, 1997, respectively, a decrease of approximately $16,000. Occupancy costs of $729,997, and $730,825, and general administrative costs of $456,389 and $496,433 are included in total operating expenses for the three months ended October 25, 1998 and October 26, 1997, respectively.

     Included in operating expenses are corporate overhead expenses of $365,190, or 14% of total revenues, for the three months ended October 25, 1998, as compared to $459,381, or 15% of total revenues, for the three months ended October 26, 1997, representing a decrease of approximately $94,000 for the comparable period. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Depreciation and amortization expense was $128,362 for the three months ended October 25, 1998, and $112,587 for the three months ended October 26, 1997.

     As discussed above, three non-performing locations were closed during the three months ended October 25, 1998. Store closing costs of $101,958 include approximately $67,000 of leasehold write-offs, approximately $30,000 of lease termination fees, and approximately $5,000 of professional fees associated with these lease termination negotiations.

     As a result of the foregoing, the loss from operations for the three months ended October 25, 1998 was $607,137, as compared with a loss from operations for the three months ended October 26, 1997 of $254,013.

     Interest expense was $14,266 and $19,065 for the three months ended October 25, 1998, and October 26, 1997, respectively, and is comprised primarily of interest charged on the $560,000 bank note discussed above. Interest expense for the three months ended October 26, 1997, was partially offset by $9,843 of interest income realized from the short-term investment of cash proceeds remaining from the public offering completed on April 25, 1997. Interest income for the three months ended October 25, 1998 was $3,843 resulting from the daily investing of available cash balances.

     Other income was $2,824 for the three months ended October 25, 1998 and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 1999, and are renewable at our option.

     Other income for the three months ended October 26, 1997 was $52,076. Approximately $45,600 represents a refund from the State of California for overpayment of sales taxes in 1994. The remaining $6,500 are recognized license fees as described above.

     For the three months ended October 26, 1997, an income tax benefit of $150,000 was recorded to recognize the tax effect of the accumulated losses during the first three quarters of fiscal 1998. This income tax benefit was reversed in the fourth quarter of fiscal 1998, as fourth quarter gains were not sufficient to realize the benefit. No tax benefit for the loss incurred for the three months ended October 25, 1998 has been recorded.

     Based on the foregoing, the net loss for the three months ended October 25, 1998 was $614,736, which translates to a net loss per share of $(0.37) based on 1,775,025 weighted average shares outstanding. This compares with a net loss for the three months ended October 26, 1997 of $61,159, or $(0.03) per share, based on 1,782,296 weighted average shares outstanding as of that date.

     Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

Results of Operations - Nine Months Ended October 25, 1998 Compared to Nine Months Ended October 26, 1997
---------------------------------------------------------------------------

     Set forth below is selected summary financial data derived from the financial statements and financial records.

                                                   Nine Months    Nine Months
                                                      Ended          Ended
                                                   October 25,    October 26,
                                                      1998           1997
                                                  -------------  -------------

Statements of Operations Data:

  Total Revenues                                 $  8,579,492    $ 8,620,881
  Operating income (loss)                          (1,362,264)      (416,509)
  Net income (loss)                                (1,341,401)      (295,852)
  Net income (loss) available to common
     shareholders                                  (1,341,401)      (295,852)
  Net income (loss) per common share                     (.76)          (.21)
  Weighted average shares outstanding               1,775,025      1,383,843

Statistical Data:

  Store revenues                                 $  8,480,783    $ 8,582,457
  Store gross margin                                5,760,214      6,083,110
  Store operating expenses                          5,922,348      5,348,786
  Store operating profit                             (162,134)       734,325
  Corporate overhead operating expenses             1,161,802      1,157,556
  Gross margin percentage                                67.3%          70.6%
  Comparable same store sales (34 stores)           7,242,394      7,781,708
  Comparable same store sales growth                     -6.9%           N/A


     Total revenues for the nine months ended October 25, 1998 were $8,579,942 as compared to $8,620,881 for the comparable period ended October 26, 1997, a decrease of approximately $41,000, or 0.5%. Comparable same store sales were $7,242,394 for the nine months ended October 25, 1998 as compared to $7,781,708 for the comparable period ended October 26, 1997, a decrease of approximately $539,000, or 7%. Approximately $420,000 of this decrease occurred during the three months ended October 25, 1998 as discussed above and was primarily attributed to seasonal and tourist locations located in California, the desert southwest and Florida.

     Sales from wholesale and non-store retail operations, including direct catalog and internet sales of $98,708 and $38,424 are included in total revenues for the nine months ended October 25, 1998 and October 26, 1997, respectively.

     For the nine months ended October 25, 1998, cost of goods sold was $2,803,024 and the gross margin was $5,776,468, or approximately 67.3%. For the nine months ended October 26, 1997, cost of goods sold was $2,530,497 and the gross margin was $6,090,384, or approximately 70.6%. The 3.3% decrease in gross margin is attributed to clearance of selected merchandise and increased promotional activity to stimulate sales. The gross margin is expected to increase during the fourth quarter as new merchandise is introduced for the holiday shopping season.

     Selling, general and administrative expenses were $6,623,234 for the nine months ended October 25, 1998, compared to $6,192,421 for the period ended October 26, 1997, or 77% and 72% of revenues, respectively. The majority of these expenses were comprised of personnel expenses, which amounted to $3,018,994 and $2,846,844 for the nine months ended October 25, 1998, and October 26, 1997, respectively. Occupancy costs of $2,203,926, and $2,104,028, and general administrative costs of $1,400,314 and $1,241,548 are included in total operating expenses for the nine months ended October 25, 1998 and October 26, 1997, respectively.

     Included in operating expenses are corporate overhead expenses of $1,161,802, or 13% of total revenues for the nine months ended October 25, 1998, as compared to $1,157,556, or 13% of total revenues, for the nine months ended October 26, 1997. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Depreciation and amortization expense was $377,540 for the nine months ended October 25, 1998, and $314,472 for the nine months ended October 26, 1997.

     During the nine months ended October 25, 1998, four stores were closed. In March 1998, the store located at Jackson Brewery in New Orleans, Louisiana was closed upon expiration of the lease. As discussed above, three non-performing locations were closed during the three months ended October 25, 1998. Store closing costs of $101,958 include approximately $67,000 of leasehold write-offs, approximately $30,000 of lease termination fees, and approximately $5,000 of professional fees paid associated with these lease termination negotiations.

     As a result of the foregoing, the loss from operations for the nine months ended October 25, 1998 was $1,326,264, as compared with a loss from operations for the nine months ended October 26, 1997 of $445,852.

     Interest expense was $48,485 and $128,966 for the nine months ended October 25, 1998, and October 26, 1997, respectively. Interest for the nine months ended October 25, 1998 is comprised primarily of interest charged on the $560,000 bank note discussed above. Interest for the nine months ended October 26, 1997 included approximately $66,500 attributed to non-recurring interest paid and deferred financing costs written off upon retirement of Convertible Notes on April 25, 1997 concurrent with the completion of the public offering. Interest expense for the nine months ended October 26, 1997, was partially offset by $33,125 of interest income realized from the short-term investment of cash proceeds from the public offering completed on April 25, 1997. Interest income for the nine months ended October 25, 1998 was $14,658 resulting from the daily investing of available cash balances.

     Other income was $18,688 for the nine months ended October 25, 1998 and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 1999, and are renewable at our option.

     For the nine months ended October 26, 1997, other income was $66,499. Approximately $45,600 represents a refund from the State of California for overpayment of sales taxes in 1994. Also included in other income is approximately $19,500 of license fees as described above.

     Based on the foregoing, the net loss available to common shareholders for the nine months ended October 25 1998 was $1,341,401, which translates to a net loss per share of $(0.76) based on 1,775,025 weighted average shares outstanding. This compares with a net loss available to common shareholders for the nine months ended October 26, 1997 of $295,852, which translates to a net loss per share of $(0.21) per share based on 1,383,843 weighted average shares outstanding.

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

     Other than what has been discussed above, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in a material impact on the income and expenses of the Company.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          None

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Default Upon Senior Securities
          ------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the quarter ended October 25, 1998.

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits:

               Exhibit 27 - Financial Data Schedule

          Reports on Form 8-K:

               None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     PREMIER CONCEPTS, INC.



Dated: December 14, 1998             By:  /s/ Sissel Greenberg
       -----------------                  --------------------------------
                                          Sissel Greenberg, President


Dated: December 14, 1998             By:  /s/ Todd Huss
       -----------------                  --------------------------------
                                          Todd Huss, Chief Financial
                                          Advisor, Principal Accounting
                                          Officer