Form 10KSB
period 1999-01-31
PREMIER CONCEPTS INC /CO/
filed 1999-05-14
CIK 879206

                                 FORM 10-KSB
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934     [NO FEE REQUIRED]

     For the transition period from             to
                                    ------------   ---------

     Commission file number 33-42701

                           PREMIER CONCEPTS, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


     Colorado                                          84-1186026
     ----------------------------                      ---------------
     (State or other jurisdiction                      I.R.S. Employer
     of incorporation or organization)                 Identification
                                                       number

     3033 South Parker Road, Suite 120, Aurora, Colorado      80014
     ------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:  (303) 338-1800

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------
     None                                         None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class
     -------------------
     None

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

The Issuer's revenues for the fiscal year ended January 31, 1999 were $12,705,602.

As of May 12, 1999, the aggregate market value of the Common Stock of the Issuer based upon the closing bid price of the Common Stock as quoted on the NASDAQ held by non-affiliates of the Issuer was $1,366,585. As of May 12, 1999, 1,064,128 shares of Common Stock of the Issuer were outstanding.

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

     Item 9. Directors, Executive Officers, Promotions and Control Persons, Compliance with Section 16(a) of the Exchange
Agreement

     Item 10.  Executive Compensation

     Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     Item 12.  Certain Relationships and Related Transactions

     The foregoing are incorporated by reference from the Registrant's Definitive Proxy Statement relating to its Annual Meeting of Shareholders which will be filed as an amendment within 120 days of January 31, 1999.

     Item 13.  Exhibits

     1. Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-08741.

     2. Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-19901.

     3. Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.

     4. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended January 25, 1998.

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


Reverse Split
-------------

     On April 24, 1999, the Company effected a 1-for-2 Reverse Split (the "Reverse Split") of its outstanding shares of Common Stock, Warrants, Options and other securities. All share and per share information contained in this Annual Report relating to the Company's Common Stock and other securities has been adjusted to give retroactive effect to the Reverse Split.

                                   PART I

                                  BUSINESS

OVERVIEW

     Operating under the names "Impostors" and "Elegant Pretenders," Premier Concepts, Inc. (the "Company" or "Premier") specializes in the marketing and retailing of high-end reproduction jewelry ("faux jewelry") and 14-karat gold jewelry with cubic zirconia and other synthetic stones. Through a national chain of 36 operating retail stores, the Company sells jewelry that emulates classic fine jewelry as well as pieces designed by famous jewelers such as Tiffany & Co.(-TM-), Cartier(-TM-), Bulgari(- Registered Mark-) and Harry Winston. The product line also includes replicas of jewelry owned by celebrities. Faux jewelry is created with layered gold, cubic zirconia and Austrian crystal to simulate the look of fine jewelry. Also recently introduced is a new collection of genuine sterling silver jewelry featuring semi-precious and synthetic stones. The products are purchased from several domestic vendors and from vendors in China, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand.

     The Impostors and Elegant Pretenders stores are designed to match the elegant look of the Company's products and to provide customers with the feeling of shopping in an upscale, fine jewelry environment. The stores are located in shopping malls and tourist locations, currently in Southern California, Northern California, the states of Arizona, Colorado, Florida, Louisiana, Maryland, Nevada, New Jersey, New York, Pennsylvania, Virginia, Washington and in the Washington, D.C. area. The largest and most visible store is located in the prime retail area of San Francisco's Union Square. Since January 27, 1997, the Company has opened thirteen (13) additional retail locations. During the same period, nine (9) retail stores were closed due to lease expirations and unprofitable operations, bringing the total number of stores currently operating to thirty-six (36).

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

     Premier's business strategy the past four years has included growing the retail chain in profitable markets, closing unprofitable stores, remodeling existing stores, development of new marketing channels including direct mail, and the marketing of its high-end jewelry reproductions and store concept internationally through licensing arrangements. Although record revenues of $12,705,602 were achieved in its fiscal 1999 year, loss from operations increased from $484,030 for the year ended January 25, 1998, to $1,051,573 for the year ended January 31, 1999. The Company's strategies continue to focus on the leveraging on its name and goodwill to achieve additional distribution for its products as well as seeking new retail locations that offer potential for above average return on investment.

PRINCIPAL PRODUCTS

     The Company's products are comprised of approximately 55% fine jewelry reproductions and emulations of merchandise inspired by classic designers such as Cartier(-TM-), Tiffany & Co.(-TM-), Bulgari(-Registered Mark-) and Harry Winston, and approximately 35% of 14-karat gold featuring cubic zirconia and other synthetic stones and 5% sterling silver with semi-precious stones and cubic zirconia. The jewelry ranges from solitaire rings and faux pearl necklaces to earrings, pendants and bracelets. Since the products are set in layered 18-karat gold over jewelers' bronze or 18-karat gold over sterling silver, the jewelry can be offered at substantially less cost than the original pieces. The use of cubic zirconia and other laboratory grown stones offers a more affordable product by emulating the look and feel of expensive gemstone jewelry.

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

REMODELING AND EXPANSION STRATEGY

     During the past three years, nine existing stores have been remodeled at an average cost of $30,000 per store. Further remodeling of existing locations will depend upon the availability of working capital from future operations, or additional capital infusion, of which there can be no assurance. Further remodeling of existing locations will also depend on the lease terms, as well as the expected return on such leasehold improvements. Since January 26, 1998, the Company has opened five additional retail stores and closed six locations due to unprofitable operations and lease expirations. Further expansion of the retail chain beyond the current 36 locations will require additional capital infusion.

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

     Since the Company's inventory, accounting and information systems are highly automated, management believes that it has the present capacity to handle the accounting, informational and inventory tracking needs for up to 100 stores. In addition to developing new store locations, Premier is continually investigating the possibility of acquiring companies in similar lines of business, including faux jewelry, fine jewelry and accessories. Potential candidates include small retail chains, companies currently engaged in multimedia faux jewelry sales, as well as former Impostors franchisees. Management is also evaluating merger and acquisition opportunities beyond its core business that would potentially enhance shareholder value. While the Company continually investigates such acquisition opportunities, there are no substantive negotiations, arrangements, agreement or understandings with respect to any potential acquisition.

OTHER MARKETING AND DISTRIBUTION CHANNELS

     Currently, nearly 99% of total revenues are derived from retail store sales. The Company also wholesales products nationally and internationally to licensees and a few smaller retailers. Limited resources exist to focus on the international demand, however, products have been sold in limited amounts to accounts in Australia, Brazil, Chile, and Taiwan. Plans to increase the international wholesale business by hiring additional persons and/or agents to represent the line of products internationally are subject to the availability of working capital. The ability to fully develop the business opportunities offered by the international marketplace depends upon both overcoming legal obstacles and the availability of additional working capital from future operations, of which there can be no assurance.

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

     The Company's products are currently being purchased 60% from domestic vendors and 40% from vendors in Hong Kong, Italy, Korea, Spain, Taiwan and Thailand. Most of the inventory is purchased from vendors' existing inventory and designs, while some is manufactured under special order. Orders from foreign vendors take 6 to 8 weeks to fill, with U.S. vendors delivering in approximately 3 to 4 weeks. Most domestic vendors offer terms of payment of between 30 and 60 days and some offer up to 90 days, while many international vendors require either prepayment or payment prior to shipment. The Company continually investigates new sources of merchandise in order to maximize profit margins and expects to concentrate future purchases to a larger degree from vendors in the Pacific Rim. The Company considers the identity of its sources of supply to be proprietary to the extent that a product's quality, source and price bear directly upon the Company's competitive advantage. The Company does not rely on any single source of supply and could readily obtain product from new suppliers should any given source become unavailable. The Company has not experienced any difficulty in obtaining merchandise and does not anticipate any future problems or restriction of availability.

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

     The Company competes directly with department stores and other retailers of faux jewelry, including home shopping channels, and indirectly with specialty retailers of accessories and related items. Department stores typically offer lower-end costume and fashion jewelry, or on occasion will offer higher-end faux jewelry designed by their own exclusive designers. The Company's exclusive emphasis on the faux jewelry specialty market niche is designed to attract the customer who has already decided to purchase designer inspired jewelry rather than either costume jewelry or the high cost piece of genuine fine jewelry. However, the Company is not alone in this marketing approach, as there exist a few other chains of retailers offering faux jewelry in a directly competitive manner. The Company is aware of only one other business, N. Landau Hyman, which has a comparable number of specialty retail stores that focus on the sale of faux jewelry. Other specialty retailers who focus on the sale of faux jewelry include Elegant Illusions, which has approximately 25 faux jewelry stores, Mystique which has 4 stores in Florida, and Diamond Essence which has a retail store in New York and another in Chicago, and a direct marketing catalogue concentrating exclusively on 14 karat gold jewelry with faux gemstones. The Company's advantage, if any, over these other retailers lies in its relationships with its vendors, some of which it considers to be highly proprietary, economies of scale offered by the Company's ability to purchase large quantities of inventory from vendors who have certain minimum quantity requirements, and in its store locations. Nevertheless, in order for the Company to continue to be competitive, it must maintain and expand its desirable store locations and distribution channels, and continue to develop strong vendor relations, none of which can be assured.

INTELLECTUAL PROPERTY

     Copyrights, trademarks and trade secrets are the principal protection for the Company's products, services and reputation. The Company owns federally registered trademarks for the following names: Impostors Registered Mark-, Impostors De Classique Copy Jewels(-Registered Mark-), Impostors Copy Jewels(-Registered Mark-), Elegant Pretenders(-Registered Mark-), and The Latest In Faux(-Registered Mark-). All of the trademarks are considered by the Company to be valuable property rights. The protection afforded by these intellectual property rights and the law of trade secrets is believed by the Company to be adequate protection for its products and or services.

     As a reseller of emulations and copies of fine designer jewelry, the Company must avoid infringing any copyrights or trademarks claimed by the original designer. A copyright protects the manner of expression of a piece of a jewelry rather than the idea or concept behind making it. As the Company's products do not purport to be exact copies, but rather emulations inspired by other designs, it believes that the sale of faux jewelry does not, per se, violate the copyright interest of others. Nevertheless, if a particular jewelry design is subject to copyright protection, that copyright expires after 75 years, if owned by a corporation, or after 50 years after the creator's death, if an individual. Prior to 1988, in order for a designer to claim copyright protection to a piece of jewelry, a copyright notice would have to have been affixed to the original piece. Thus, any jewelry sold in the United States before 1988 without a copyright notice is considered to be in the public domain. However, fine jewelry designed and sold in the United States after 1988 could be subject to copyright protection without the necessity of a copyright notice on the original piece. As a result, there is no effective way of determining if a particular piece of fine jewelry is subject to copyright protection claimed by its original designer. It is, therefore, important for the Company to ensure that its products do not purport to be exact copies of an original, but only inspired by the original designs.

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

LICENSE ARRANGEMENTS

     The Company has granted a total of four licenses to former Impostors franchisees granting to them the right to use the Impostors trademark in a total of four retail locations for a period of one year. Each license requires the payment of $5,000 per store per year, and is renewable annually at the discretion of the Company. It is not expected that these license arrangements will represent a material portion of the Company's future activity. The Company has also licensed the use of the Impostors name to individuals in Brazil who markets the company's products on a retail and wholesale basis.

EMPLOYEES AND CONSULTANTS

     The Company currently has approximately 85 full-time and 110 part-time employees, of which 19 are employed in the Company's corporate offices. Additional part-time employees are typically hired during the peak holiday season. A manager and assistant manager, as well as one or more sales personnel, staff each retail store. The Company also has two regional store managers (East and West Coasts). Store managers are hired and supervised by the regional managers. All management and staff personnel are employed directly by the Company.

     In March 1999, the Company entered into Employment Agreements with its President, Sissel Greenberg, its Chief Financial Officer, Todd Huss, and its Chief Operating Officer, Kevin O'Brien. Each Employment Agreement has a term of three years.

     In March 1999, the Company entered into an Agreement Regarding Basic Terms (the "Basic Agreement") with Infusion Capital Partners, LLC
("Infusion").   Under the Basic Agreement, the Company also entered into a
Management Services Agreement with Infusion, a First Stock Purchase Agreement with Equisition Capital, LLC ("Equisition"), an affiliate of Infusion and has agreed to enter into a Second Stock Purchase Agreement with Infusion and an E-Commerce Services Agreement with Meridian Telesis, LLC, also an affiliate of Infusion.

SEASONALITY

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

     The Company's 36 current retail locations are operated under commercial leases with expiration dates ranging from 1999 to 2012. Store size varies from 310 to 1,200 square feet with annual sales ranging from $200,000 to $1,400,000. Each lease requires the payment of a minimum base rent and additional payments for operating expenses, taxes, insurance, and in some cases an additional rent based upon a percent of gross sales. On a daily basis, sales, margin and inventory turnover for each store location are monitored. This information is used not only to develop criteria for additional store expansions but also to determine acceptable parameters for lease renewals as they arise. In the ordinary course of business, the Company is continually engaged in discussions with its various commercial landlords over issues that arise from time to time under the leases. All of the existing commercial retail leases are in full force and effect as of the date of this Report.

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

                MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

     The Company's 1998 Annual Meeting of Shareholders was held on January 21, 1999. At the meeting, the following matters were acted upon:

1.   Election of Directors
     ---------------------

     The following persons were elected to serve as members of the Board of
Directors:

                         Votes for      Votes Against       Abstentions

     Sissel Greenberg    788,857             -0-               9,131
     Simona Katz Yuffa   788,932             -0-               9,056
     William Nandor      788,932             -0-               9,056
     Jack Brandon        788,932             -0-               9,056

2. A proposal to increase the number of shares authorized to be issued under the Company's Incentive Stock Option Plan by an additional 50,000 shares was approved:

                    Votes For      Votes Against       Abstentions

                    207,317            50,223              2,603

A proposal to adopt and approve a one-for-two reverse split of the issued and outstanding shares of the Company's Common stock, and issued and outstanding options, warrants and other rights convertible into shares of Company Common Stock, at the Company's discretion in the future and subject to the Company's determination was approved:

                    Votes For      Votes Against       Abstentions

                    771,107             26,378             503

                                   PART II

                  MARKET FOR THE REGISTRANT'S COMMON STOCK
                     AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock.
---------------------------

     Since April 23, 1997, the Common Stock and Warrants have traded on The Nasdaq Stock Market under the symbols "FAUX," and "FAUXW," respectively. Those securities are temporarily trading under the symbols "FAUCD" and "FWUCD" respectively, pursuant to a temporary exception. The reported high and low trade information for the Common Stock is presented for the periods beginning January 27, 1997, through May 2, 1999.

                              High           Low
     Fiscal Year 1998
     First Quarter            $7.00          $6.50
     Second Quarter           $8.76          $6.00
     Third Quarter            $8.50          $6.00
     Fourth Quarter           $7.12          $3.26

     Fiscal Year 1999
     First Quarter            $5.50          $3.25
     Second Quarter           $4.75          $2.63
     Third Quarter            $3.50          $0.63
     Fourth Quarter           $1.125         $0.88

     Fiscal Year 2000
     First Quarter            $2.375         $0.875
     Second Quarter
      (through May 12, 1999)  $2.00          $1.375

(1) All prices have been adjusted to give retroactive effect to a one-for-two reverse stock split that was effective on April 24, 1999.

     The high and low sales prices of the Company's Common Stock on May 12, 1999, were $1.625 and $1.875, respectively, as listed on The Nasdaq Stock Market. As of May 12, 1999 there were approximately 541 shareholders of record of the Company's Common Stock.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Retail Fiscal Year
------------------

     The method of financial reporting is a fifty-two to fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. Likewise, reporting quarters end on the Sunday closest to the calendar end of April, July and October. Each reporting quarter contains 13 weeks of operations. Fiscal year ended January 31, 1999 contained fifty-three weeks of operations.

Liquidity and Capital Resources
-------------------------------

     On April 25, 1997 a secondary public offering was successfully completed in which 550,000 units were sold, each unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant (Warrant). Two Warrants entitle the holder to purchase one share of Common Stock at a price of $10.00 during the three-year period ending April 21, 2000. The net proceeds of approximately $3.3 million was used to retire $1,120,000 Convertible Promissory Notes (Convertible Notes). The Convertible Notes were issued on December 27, 1997 as part of a bridge financing which was used to repurchase shares of Common Stock from certain shareholders and to provide working capital. An additional $273,887 of the net proceeds was used to retire various other short-term notes. Of the remaining $1.9 million, approximately $1.6 million was used to complete payments for four stores opened in the fourth quarter of fiscal year ending January 26, 1997, and to pay for the construction of eight new retail stores and four stores remodeled during the fiscal year ending January 25, 1998.

     At January 31, 1999 the cash balance of $221,273 was $584,776, or approximately 73%, less than the cash balance of $806,049 at January 25, 1998. The reduction in the cash balance is mainly attributable to approximately $629,000 in payments to construction vendors for projects completed in the fourth quarter of fiscal year ended January 25, 1998, and in connection with the construction and opening of five new locations and three stores remodeled during the year ended January 31, 1999 as discussed below.

     The reduction in the cash balance also reflects a $75,000 principal reduction on a Bank note payable. On May 28, 1998, the original lender was paid in full and a new Bank Note was executed with a Colorado financial institution. The Note bears interest at the Bank's prime lending rate plus 0.75%. A principal payment due on December 30, 1998 in the amount of $112,000 was deferred until April 1, 1999 and paid on that date. The Note matures on May 28, 1999, and discussions are ongoing with the lender regarding renewal terms. As of January 31, 1999 the entire principal balance of $560,000 is classified as a current liability. On September 11, 1998 a $50,000 short-term working capital loan was obtained to provide funds for holiday inventory purchases. The Note bore interest at 12% and matured on November 11, 1998. The Note was retired in November 1998.

     During the year ended January 31, 1999 merchandise inventories decreased $332,244, or approximately 14%, from $2,307,839 at January 25, 1998 to $1,975,595 at January 31, 1999. The decrease reflects tighter inventory controls and a more focused merchandising effort put forth in the fourth quarter of fiscal 1999.

     Prepaid expenses and other current assets decreased $160,134, from $257,429 at January 25, 1998, to $97,295 at January 31, 1999. The decrease is primarily attributed to approximately $63,000 of federal and state income tax payments made in fiscal 1998 that were refunded in fiscal 1999, and approximately $70,000 of insurance claims collected in fiscal 1999 that related to separate incidents involving a theft of merchandise from a retail location, and a random firebombing incident. In addition, approximately $48,000 of prepaid expenses associated with the openings of stores in late fiscal 1998 and early fiscal 1999 were expensed during the year ended January 31, 1999. Included in prepaid expenses and other current assets at January 31, 1999 is a $25,000 leasehold improvement receivable from a landlord for the new store located in West Nyack, New York.

     As a result of the foregoing, current assets decreased by $1,077,154, from $3,371,317 at January 25, 1998 to $2,294,163 at January 31, 1999.

     During the year ended January 31, 1999, $835,347 was invested in property and equipment, primarily associated with five new stores, and remodeling of the existing Impostors locations at the Palm Desert Town Center in Palm Desert, California, the Stoneridge Mall in Pleasonton, California, and at Menlo Park in Edison, New Jersey. The following table represents new stores opened during fiscal year ended January 31, 1999:

     Store                    Location            Date Opened

     Elegant Pretenders       The Riverwalk       March, 8, 1998
                              New Orleans, LA
     Impostors                Franklin Mills      March 19, 1998
                              Philadelphia, PA
     Impostors                Palisades Center    April 3, 1998
                              West Nyack, NY
     Impostors                Fashion Outlet      July 15, 1998
                              Las Vegas, NV
     Impostors                The Block at Orange November, 19, 1998
                              Orange, CA

     In fiscal 1999, management enhanced its efforts to focus resources on the retail locations that show positive performance trends. As part of this strategy management has adopted an aggressive posture in regards to lease re-negotiations to facilitate rent relief or lease terminations where a turnaround in the sales performance appears unlikely. To this end, the kiosk at Washington National Airport, Washington, D.C., and the stores located in the Miami International Mall, Miami, Florida, and the St. Louis Galleria in St. Louis, Missouri were closed due to continued poor sales performance. As a result of these store closures, approximately $77,600 of leasehold improvements was charged off during the year ended January 31, 1999. Also during the year ended January 31, 1999 the stores located at Jackson Brewery in New Orleans, Louisiana, the Dallas Galleria in Dallas, Texas, and the Brea Mall in Brea, California were closed upon expiration of the lease terms.

     As a result of the foregoing store openings and closings, property and equipment, net of accumulated depreciation, increased $265,061, from $2,434,315 at January 25, 1998 to $2,699,376 at January 31, 1999.

     Trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in March 1994. The asset is being amortized over a 10-year period and had an amortized book value was $63,033 at January 31, 1999.

     Deferred offering costs of $425,423 at January 26, 1997 increased by $186,717 prior to completion of the secondary public offering on April 25, 1997, as noted above. These costs, totaling $612,140, were netted against the offering proceeds.

     On January 26, 1997, the Company recorded a $39,000 deferred tax asset which resulted from certain net operating loss carry forwards used to offset taxable book income for the year ended January 26, 1997. The net loss recorded for the year ended January 25, 1998, resulted in a reversal of the deferred tax asset due to the uncertainty of future benefits that may result from the asset. No deferred tax assets have been recorded for the year ended January 31, 1999.

     As of January 31, 1999, total outstanding liabilities were $2,483,036 compared to $2,268,432 at January 25, 1998, an increase of $214,604.

     Total current liabilities increased $140,774, from $2,091,986 at January 25, 1998 to $2,232,760 at January 31, 1999, and is attributable to the approximately $155,000 increase in accounts payable and other accrued liabilities representing expenses incurred in the ordinary course of business.

     On January 31, 1999, $122,000 of accounts payable relating to the spring 1998 construction of the store at Palisades Center in West Nyack, New York was converted to a long-term note. The note requires monthly installments of $5,000 including principal and interest at 10%, with a single payment of $35,000 due January 1, 2000. Approximately $79,000 of this note is due in fiscal 2000 and is classified as a current liability, with the remaining $43,000 classified as long term debt.

     As a result of the foregoing, working capital decreased by $1,217,928, from $1,279,331 at January 25, 1998 to $61,403 at January 31, 1999.

     Long-term debt, net of the current portion, was $49,032 at January 31, 1999, as compared to $14,600 at January 25, 1998. The increase reflects the installment note discussed above.

     As a result of the net loss for the year of $1,059,688, the accumulated deficit increased from $1,948,682 at January 25, 1998 to $3,008,370 at January 31, 1999. Also as a result of the net loss, total stockholders' equity decreased from $3,713,356 at January 25, 1998 to $2,653,668 at January 31, 1999.

     Net cash provided by operating activities for the year ended January 31, 1999 was $352,329 compared with net cash used in operating activities of $829,530 for the year ended January 25, 1998. The change was primarily the result of the decreases in merchandise inventories and other assets, and the increases in accounts payable and other accrued liabilities.

     Cash used in investing activities of $835,347, represents investments in stores as discussed above. This compares with net cash used by investing activities of $864,520 during the year ended January 25, 1998, which also represents investments in new stores and remodeled retail locations.

     Net cash used in financing activities for the year ended January 31, 1999, was $101,788, primarily representing the $75,000 principal reduction and refinancing of the Bank note as discussed above, and payments on other notes payable that were part of the acquisition of the Impostors retail chain in March, 1994. The $101,788 used in financing activities compares to net cash provided by financing activities of $2,288,524 for the year ended January 25, 1998 which reflects the completion of the secondary offering in April, 1997, and the retirement of the Convertible Notes and other long term debt as discussed above.

     The foregoing resulted in a decrease in cash and cash equivalents of $584,776, from $806,049 at January 25, 1998, to $221,273 at January 31,
1999.

     At January 31, 1999 the Company had a net operating loss carry forward ("NOL") for federal tax purposes of approximately $995,000 that may be utilized to offset future profits. Due to the public offering, the usage of the NOL may be limited in any one period under Section 382 of the Internal Revenue Code.

     On March 11, 1999 approximately $221,000 was received from an entity in exchange for 176,615 shares of common stock. A commitment for an additional funding during fiscal 2000 of approximately $279,000 has been obtained from the same investment group, and is subject to shareholder approval and agreement by the parties of final terms. The proceeds from the funding will be used to expand the Company's e-commerce business, and provide funds for possible retail expansion and general working capital.

     As of the date of this report, no new leases have been executed to open new retail locations in fiscal 2000, although potential sites are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital commitment of approximately $75,000 to $200,000, which includes leasehold improvements, furniture, fixtures, equipment and inventory.

     The ability to further expand the retail chain and take advantage of other distribution opportunities will be dependent upon the availability of additional capital. Although new sources of capital, as noted above, are being sought to finance such expansion, there can be no assurance of the availability of capital, which may have a material adverse effect on future operations and growth.

Results of Operations
---------------------

     Set forth below is selected summary financial data derived from the financial statements and financial records:


                              Fiscal Year Ended        Fiscal Year Ended
                              January 31, 1999         January 25, 1998
                              -----------------        -----------------

STATEMENTS OF OPERATIONS DATA:
Total Revenues                $    12,705,602          $  12,578,683
Operating income (loss)            (1,051,573)              (484,030)
Net income (loss)                  (1,059,688)              (587,175)
Net income (loss) available
    to common shareholders         (1,059,688)              (587,175)
Net income (loss) per common
    share (basic)                       (1.19)                  (.80)
Weighted average shares
    outstanding (basic)               887,513                735,745
Net income (loss) per common
    share (diluted)                     (1.19)                  (.80)
Weighted average shares
    outstanding (diluted)             887,513                735,745

STATISTICAL DATA:
Store revenues                $    12,525,435          $  12,513,058
Store gross margin                  8,505,483              8,746,130
Store operating expenses            7,843,427              7,560,923
Store operating profit                662,056              1,185,207
Corporate overhead operating
   expenses                         1,616,834              1,644,877
Gross margin percentage                 67.3%                  69.7%
Comparable same store sales
   (36 stores)                     10,873,262             11,515,725
Comparable same store sales
   growth                               (5.6)%                  N/A


     Total revenues for the year ended January 31, 1999 were $12,705,602 as compared to $12,578,683 for the year ended January 25, 1998, an increase of $126,919. The increase is primarily due to an increase in wholesale sales of $108,408, from $56,152 for the year ending January 25, 1998 to $164,560 for the year ended January 31, 1999. Comparable same store sales were $10,873,262 for the year ended January 31, 1999 as compared to $11,515,725, a decrease of approximately $642,463, or 5.6%. Approximately $495,000 of this decrease occurred during the four months of July through October 1998 and was primarily attributed to a decrease in traffic in our seasonal and tourist locations in California and Florida.

     For the year ended January 25, 1998 cost of goods sold was $3,816,330 and the gross margin was $8,762,353, or approximately 69.7%. For the year ended January 31, 1999, cost of goods sold was $4,158,271 and the gross margin was $8,547,331, or approximately 67.3%. The 2.4% decrease in gross margin is attributed to increased promotional activity to stimulate sales during the first and second quarters of fiscal 1999.

     For the year ended January 31, 1999, total selling, general and administrative expenses were $8,982,837, compared to $8,769,879 for the year ended January 25, 1998, or 70.7% and 69.7% of revenues, respectively. A significant portion of these expenses were comprised of personnel expenses, which amounted to $4,110,433, or 32.4% of revenues for the year ended January 31, 1999, as compared to $3,999,162, or 31.8% of revenues for the years ended January 25, 1998. Occupancy costs were $2,935,159 for the year ended January 31, 1999, and $2,832,770 for the year ended January 25, 1998, or 23.1% and 22.5% of revenues, respectively. Other selling, general and administrative expenses were $1,937,245, or 15.2% of revenues for the year ended January 31, 1999, as compared to $1,937,947 for the year ended January 25, 1998 or 15.4% of revenues.

     Included in total selling, general and administrative expenses are corporate overhead expenses of $1,616,834, or 12.7% of total revenues for the year ended January 31, 1999, as compared to $1,644,877, or 13.1% of total revenues, for year ended January 25, 1998. It is expected that corporate overhead will continue to decrease as a percentage of sales as new retail stores and additional product distribution are added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Depreciation and amortization expense was $501,607 for the year ended January 31, 1999, and $448,620 for the year ended January 25, 1998. The increase is due to the five new stores opened in fiscal 1999. Store closing costs of $114,370 and $27,884 for the years ended January 31, 1999 and January 25, 1998, respectively, include the write off of leasehold improvements and other fees associated with the closing of the six retail locations during fiscal 1999 and the three locations in fiscal 1998, as discussed above.

     As a result of the foregoing, the loss from operations for the year ended January 31, 1999 was $1,051,573, as compared with the loss from operations for the year ended January 31, 1998 of $484,030.

     Interest expense was approximately $62,600 and $143,300 for the years ended January 31, 1999, and January 25, 1998, respectively. Interest expense for the year ended January 31, 1999 is comprised primarily of interest r elated to the $560,000 bank note as discussed above and was partially offset with approximately $18,000 of interest income earned from the daily investing of available cash balances. Included in interest expense for the year ended January 25, 1998, was approximately $66,500 attributed to non-recurring interest paid and deferred financing costs written off upon retirement of the Convertible Notes on April 25, 1997. Interest expense for the year ended January 25, 1998 was partially offset by approximately $41,000 of interest income realized from the short-term investment of cash proceeds from the public offering completed on April 25, 1997.

     For the year ended January 31, 1999 other income was $36,312.
Included in other income is approximately $25,000 of license fees associated with an annual renewal of license agreements that allows certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 1999, and are renewable at our option. Also included in other income is approximately $13,000 receivable from the U.S. government for the overpayment of taxes for fiscal 1997 resulting from the carry back of available net operating losses.

     For the year ended January 25, 1998, other income was $37,738. Approximately $45,600 represents a refund from the State of California for an adjustment to sales taxes paid in 1994. In addition, other income also included license fees of $28,500 associated with license agreements that allows certain former franchisees to use the Impostors trademark.

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

     Deferred income tax expense of $39,000 for the year ended January 25, 1998 represents the reversal of a deferred tax asset recorded on January 26, 1997, as discussed above. Because of the uncertainty that future benefits may result from current operating losses no tax assets have been recorded for the years ended January 31, 1999, or January 25, 1998.

     Based on the foregoing, the net loss available to common shareholders for the year ended January 31, 1999 was $1,059,688, which translates to a net loss per common share (basic) of $(1.19) based on 887,513 weighted average common shares outstanding (basic). This compares with a net loss available to common shareholders for year ended January 25, 1998 of $587,175, or $(.80) per common share (basic), based on 735,745 weighted average common shares outstanding (basic), as of that date.

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


Year 2000
---------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is working to resolve the potential impact of the year 2000 by upgrading certain aspects of its computer hardware and software systems, and presently believes that these efforts will mitigate the year 2000 issue. A timeline has been established to complete the project prior to any potential impact and completion of the project is expected to occur timely. However, if such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has also initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 Issue. Expenditures in fiscal 1999 for the year 2000 project were nominal and management expects that completion of the project may result in additional expenditures which should not be material. In view of the foregoing, there is reasonable assurance that the Year 2000 Issue will not have a material adverse effect upon the Company. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


Impact of Recently Issued Accounting Standards
----------------------------------------------

In 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISES were issued. These pronouncements are not expected to impact the Company.


                            FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report beginning on page F-1.

     1.   Independent Auditor's Reports

     2.   Balance Sheet - For the Year Ended January 31, 1999

     3. Statements of Operations and Comprehensive Loss - For the Fiscal Years Ended January 31, 1999 and January 25, 1998

     4. Statements of Changes In Stockholders' Equity - For the Period from January 26, 1997 through January 31, 1999

     5. Statements of Cash Flows - For the Fiscal Years Ended January 31, 1999 and January 25, 1998

     6.   Notes to Financial Statements


                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended January 31, 1999, or January 25, 1998.

     PART III

     Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of January 31, 1999.

     PART IV

     EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------

     Exhibit No.    Title
     ----------     -----

     **   1.1  Underwriting Agreement
     **   1.2  Agreement Among Underwriters
     **   1.3  Master Selected Dealer Agreement
     **   1.4  Financial Advisory Agreement
     **   1.5  Form of Lock-up Agreement
     **   1.6  Letter of Intent with Cohig & Associates, Inc.
     **   3.1  Articles of Incorporation
     **   3.2  Certificate and Articles of Amendment
     **   3.3  By-Laws
     **   4.1  Specimen Certificate of Common Stock
     *    4.2  Specimen Class A Warrant Certificate
          4.3  Certificate of Designations of Series A Convertible
               Preferred Stock
     *    4.4  1992 Stock Incentive Plan
     *    4.5  1995 Employee Stock Purchase Plan
     **   4.6  Representative's Share Option Agreement
     **   4.7  Representative's Warrant Option Agreement
     **   4.8  Specimen Convertible Promissory Note
     **   4.9  Specimen Convertible Promissory Note and Warrant Purchase
               Agreement
     **   10.1 Copy of signed Stock Transfer Agent Agreement
     **   10.2 Warrant Agreement
          10.3 Employment Agreement with Sissel Greenberg
          10.4 Employment Agreement with Todd Huss
          10.5 Employment Agreement with Kevin O'Brien
     **   10.6 Consulting Agreement with Cohig & Associates, Inc.
          10.7 Agreement Regarding Basic Terms with Infusion Capital
               Partners, LLC
          10.8 First Stock Purchase Agreement with Equisition Capital, LLC
          10.9 Second Stock Purchase Agreement with Infusion Capital
               Partners, LLC
          10.10 Management Services Agreement with Infusion Capital
                Partners, LLC
          --------------------------------

     * Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 333-8741.

     **   Incorporated by reference from the Company's Registration
Statement on Form S-1; SEC File No. 33-42701.

     Financial Statement Schedules

     None

     Current Reports on Form 8-K

     None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PREMIER CONCEPTS, INC.


Date:  5/13 /99               By:  /s/ Sissel Greenberg
                                   ----------------------------
                                   Sissel Greenberg, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                TITLE                         DATE

     /s/ Sissel Greenberg     President, Chief Executive    5/13/99
     --------------------     Officer and Director          -------
     Sissel Greenberg


     /s/ William Nandor       Director                      5/13/99
     --------------------                                   -------
     William Nandor


     /s/ Simona Katz Yuffa    Director                      5/13/99
     ---------------------                                  -------
     Simona Katz Yuffa


     /s/ John M. Gerber       Director                      5/13/99
     ---------------------                                  -------
     John M. Gerber


     /s/ Todd Huss            Chief Financial Officer       5/13/99
     ---------------------    Principal Accounting Officer  -------
     Todd Huss