Form 10QSB
period 1999-05-02
PREMIER CONCEPTS INC /CO/
filed 1999-06-18
CIK 879206

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 2, 1999

                                      OR

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from __________ to __________

                        Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
                            ----------------------
                   (Exact Name of Small Business Issuer as
                           Specified in its Charter)

               Colorado                                84-1186026
     ----------------------------                 ---------------------
     (State or other jurisdiction                     (IRS Employer
     of incorporation or organization)            Identification Number


        3033 South Parker Road, Suite 120, Aurora, Colorado      80014
        --------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                (303) 338-1800
                                ---------------
               (Issuer's telephone number, including area code)


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

As of June 14, 1999, the Registrant had 1,064,128 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [X]

                                     INDEX


PART I.   FINANCIAL INFORMATION                                       Page

Item 1.   Financial Statements                                         3

     Balance Sheet as of May 2, 1999 and January 31, 1999              4

     Statement of Operations and Comprehensive Income for the
     Three Months Ended May 2, 1999 and April 26, 1998                 5

     Statement of Cash Flows for the Three Months Ended May 2, 1999
     and April 26, 1998                                                6

     Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                         9

     Liquidity and Capital Resources                                   9

     Results of Operations                                            12

PART II.  OTHER INFORMATION                                           15

Item 1.   Legal Proceedings                                           15

Item 2.   Changes in Securities                                       15

Item 3.   Defaults Upon Senior Securities                             15

Item 4.   Submission of Matters to a Vote of Security Holders         15

Item 5.   Other Information                                           15

Item 6.   Exhibits and Reports on Form 8-K                            15

                        PART I.  FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS
          -------------------
     The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet at May 2, 1999, Statement of Operations and Comprehensive Income for the Three Months Ended May 2, 1999 and April 26, 1998, and Statement of Cash Flows for the Three Months Ended May 2, 1999 and April 26, 1998 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 31, 1999 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended January 31, 1999.


                          FORWARD-LOOKING STATEMENTS

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

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                    AS OF MAY 2, 1999 AND JANUARY 31, 1999
                            (May 2, 1999 UNAUDITED)

                                             May 2,       January 31,
                                              1999           1999
                                           ------------   -----------
ASSETS
Current Assets:
Cash & Cash Equivalents                    $   273,720    $  221,273
Merchandise Inventories                      1,832,073     1,975,595
Prepaid Expenses & Other Current Assets        129,396        97,295
                                           ------------   -----------
Total Current Assets                         2,235,189     2,294,163

Property and Equipment, net                  2,588,329     2,699,376

Trademarks, net                                 59,933        63,033

Other Assets                                    71,133        80,132
                                           ------------   -----------
Total Assets                               $ 4,954,584    $5,136,704
                                           ============   ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable and Current Portion of
  Long Term Debt                           $   172,520    $  683,110
  Accounts Payable                             847,464       965,189
Accrued Liabilities                            659,930       584,461
                                           ------------   -----------
Total Current Liabilities                    1,679,914     2,232,760
Long-Term Debt, Less Current Portion           428,623        49,032
Other Liabilities                              220,023       201,244
                                           ------------   -----------
Total Liabilities                            2,328,560     2,483,036
                                           ------------   -----------
Shareholders' Equity:
Preferred Stock, $.10 par value, 20,000,000
  shares authorized; none issued and
  outstanding at May 2, 1999 and
  January 31, 1999                                   -             -
Common Stock, $.002 par value; 850,000,000
  shares authorized; 1,164,128 shares
  issued and outstanding at May 2, 1999,
  and 887,513 shares issued and
  outstanding at January 31, 1999                2,128         1,775
Additional Paid-in Capital                   5,871,454     5,660,263
Accumulated Deficit                         (3,247,558)   (3,008,370)
                                           ------------   -----------
Total Stockholders' Equity                   2,626,024     2,653,668
                                           ------------   -----------
Total Liabilities & Equity                 $ 4,954,584    $5,136,704
                                           ============   ===========

                            PREMIER CONCEPTS, INC.
           STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE PERIOD ENDED MAY 2, 1999 AND APRIL 26, 1998
                              (UNAUDITED)

                                       Three Months     Three Months
                                           Ended            Ended
                                        May 2, 1999    April 26, 1998
                                      -------------    --------------
Revenues:
Retail Sales                           $ 2,808,967      $ 2,912,619
Wholesale Sales                              6,131            1,670
                                       ------------     ------------
Total Revenues                           2,815,098        2,914,289
Cost of Goods Sold                         865,035          936,970
                                       ------------     ------------
Gross Margin                             1,950,063        1,977,319

Operating Expenses:
Personnel                                  931,500        1,017,604
Occupancy                                  716,324          725,069
Other Selling, General and
  Administrative                           411,282          441,082
Depreciation and Amortization              124,138          123,499
                                       ------------     ------------
Total Operating Expenses                 2,183,244        2,307,254

Operating Profit (Loss)                   (233,181)        (329,935)

Other Income (Expenses):
Interest, net                              (10,716)          (9,844)
Other                                        4,709            8,201
                                       ------------     ------------
Other, net                                  (6,007)          (1,643)
                                       ------------     ------------
Net Profit (Loss) and Comprehensive
  Profit (Loss)                        $  (239,188)     $  (331,578)
                                       ============     ============
Net Profit (Loss) Available to Common
  Shareholders                         $  (239,188)     $  (331,578)
                                       ============     ============
Net Profit (Loss) Per Common Share
  (Basic and Diluted):                 $     (0.24)     $     (0.37)
                                       ============     ============
Weighted Average Shares Outstanding        990,377          887,513
                                       ============     ============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
             FOR THE PERIODS ENDED MAY 2, 1999 AND APRIL 26, 1998
                                  (UNAUDITED)

                                       Three Months      Three Months
                                           Ended            Ended
                                        May 2, 1999    April 26, 1998
                                       -------------    -------------
Cash Flows From Operating Activities:
Net Profit (Loss)                       $ (239,188)     $  (331,578)
  Adjustments to reconcile net profit
     (loss) to net cash from operating
  activities:
  Depreciation and amortization            124,138          123,499
  Changes in operating assets and
     liabilities:
(Increase) decrease in:
  Merchandise inventories                  143,522           279,036
  Other assets                            (23,102)            90,603
Increase (decrease) in:
  Accounts payable and accrued
     liabilities                           (42,256)           7,294
  Other liabilities                         18,779           16,891
                                        ------------    ------------
Net cash provided (used) by operating
  activities                               (18,107)         185,745

Cash Flows From Investing Activities:
  Capital expenditures for property and
     equipment                              (9,991)        (505,490)

Cash Flows From Financing Activities:
  Deferred Offering Costs                   (9,225)               -
  Proceeds from issuance of common stock   220,769                -
Payments on notes payable                 (130,999)         (81,548)
                                        ------------    ------------
Net cash provided (used) by financing
  activities                                80,545          (81,548)
                                        ------------    ------------
Increase (Decrease) in Cash                 52,447         (401,293)

Cash & Cash Equivalents, beginning of
  period                                   221,273           806,049

Cash & Cash Equivalents, end of period  $  273,720      $   404,756
                                        ============    ============
Supplemental Schedule of Cash Flow
  Information:
  Cash paid for interest                $   14,081      $    21,873
                                        ============    ============

                            PREMIER CONCEPTS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  May 2, 1999


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

Seasonality and Quarterly Fluctuations
--------------------------------------
     The Company's faux jewelry chain, operating under the trade names Impostors and Elegant Pretenders, historically has realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated an operating loss during the three months ended May 2, 1999, of $233,181, as compared to an operating loss of $329,935 for the three months ended April 26, 1998.

     The Company's business is highly seasonal with its mall locations generating approximately 20% of revenues during the December holiday season. The Company's 12 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

Common Shares
-------------
     In January 1999, the Company's stockholders approved a 1 for 2 reverse stock split at a future date at the discretion of the Company. In April 1999, the Company's Board of Directors approved the reverse split immediately. Accordingly, all common stock reflected in the accompanying financial statements and in Management's discussion and analysis reflect this reverse split for all periods presented.

Proforma Financial Information
------------------------------
     On June 16, 1999, the Company's shareholders ratified and approved the sale of 223,385 shares of the Company's Series A Preferred Stock for $279,231. Each share of Series A Preferred Stock is convertible to one share of the Company's common stock. The following Proforma Balance Sheet sets forth the Company's Balance Sheet of May 2, 1999 giving retroactive effect to the equity financing.

                            PREMIER CONCEPTS, INC.
                            PROFORMA BALANCE SHEET
                       FOR THE PERIOD ENDED MAY 2, 1999

                                                             Proforma at
                                  May 2, 1999    Proforma    May 2, 1999
                                  (Unaudited)   Adjustments  (Unaudited)
                                  -----------   -----------  -----------
ASSETS
Current Assets:
  Cash & Cash Equivalents         $  273,720    $ 279,231    $  552,951
  Merchandise Inventories          1,832,073                  1,832,073
  Prepaid Expenses & Other Current
    Assets                           129,396                    129,396
                                  -----------                -----------
    Total Current Assets           2,235,189                  2,514,420
Property and Equipment, net        2,588,329                  2,588,329
Trademarks, net                       59,933                     59,933
Other Assets                          71,133                     71,133
                                  -----------                -----------
  Total Assets                    $4,954,584                 $5,233,815

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes Payable and Current Portion
    of Long Term Debt             $  172,520                 $  172,520
  Accounts Payable                   847,464                    847,464
  Accrued Liabilities                659,930                    659,930
                                  -----------                -----------
    Total Current Liabilities      1,679,914                  1,679,914
  Long-Term Debt, Less Current
    Portion                          428,623                    428,623
  Other Liabilities                  220,023                    220,023
                                  -----------                -----------
    Total Liabilities              2,328,560                  2,328,560
                                  -----------                -----------
Shareholders' Equity:
  Series A Preferred Stock, $1.25
    stated value, 250,000 shares
    authorized; none issued and
    outstanding at May 2, 1999,
    223,385 shares issued and
    outstanding - proforma                 0      279,231       279,231
  Common Stock, $.002 par value;
    850,000,000 Shares authorized;
    1,164,128 shares issued
    and outstanding at May 2, 1999     2,128                      2,128
  Additional Paid-in Capital       5,871,454                  5,871,454
  Accumulated Deficit             (3,247,558)                (3,247,558)
                                  -----------                -----------
    Total Stockholders' Equity     2,626,024                  2,905,255
                                  -----------                -----------

    Total Liabilities & Equity    $4,954,584                 $5,233,815
                                  ===========                ===========

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

Liquidity and Capital Resources - May 2, 1999 Compared to January 31, 1999
--------------------------------------------------------------------------
     At May 2, 1999 the cash balance of $273,720 was approximately 23% greater than the cash balance of $221,273 at January 31, 1999.

     On March 11, 1999 approximately $221,000 of equity capital was received from the sale of 176,615 shares of common stock. These funds were used for the development of our e-commerce business, and for the reduction of the principal balance of the Bank Note as discussed below. A commitment for an additional funding of approximately $279,000 has been obtained from the same investment group. This additional funding was dependent upon shareholder approval, which was obtained in a meeting of the shareholders on June 16, 1999. The proceeds from the second funding will provide funds for possible retail expansion, and for general working capital.

     During the quarter ended May 2, 1999, the Company initiated negotiations to renew a note payable (Bank Note) with a Colorado financial institution. The Bank Note had a maturity date of May 28, 1999. On April 1, 1999, the principal reduction of $112,000, which was due December 30, 1998, was paid to the Bank, and on May 28, 1999, the Bank Note was renewed. The renewed note bears interest at the Bank's prime lending rate plus 1.5%, and requires monthly payments of $1,000 plus accrued interest, beginning in June, 1999 and continuing until the maturity date of June 20, 2000. A one time principal payment of $37,000 is due on December 20, 1999. All fees and financial covenants have been waived until maturity on June 20, 2000. The Bank Note principal balance of $448,000, less the current portion of $47,000, is classified as long-term debt at May 2, 1999.

     On January 31, 1999, $122,000 of accounts payable relating to the spring 1998 construction of the store at Palisades Center in West Nyack, New York was converted to a long-term note. The note requires monthly installments of $5,000 including principal and interest at 10%, with a single payment of $35,000 due January 1, 2000. Of the total principal balance of $109,950 at May 2, 1999, approximately $27,600 is classified as long-term debt.

     During the three months ended May 2, 1999, merchandise inventories decreased $143,522, or approximately 7% from $1,975,595 at January 31, 1999 to $1,832,073 at May 2, 1999. This decrease reflects our first quarter efforts to reduce merchandise levels remaining after the holiday shopping season, and our ongoing efforts to increase our inventory turn ratio.

     Prepaid expenses and other current assets increased $32,101 from $97,295 at January 31, 1999 to $129,396 at May 2, 1999. The increase is primarily the result of $20,000 paid with respect to a Management Services Agreement associated with the equity funding noted above. The agreement provides for certain consulting services including arrangement of the first and second equity fundings as discussed above, and to provide strategic, operational and investment banking advice. The total amount of the consulting agreement will reach $50,000 upon completion of the second funding as discussed above. The cost of the agreement is being amortized over one year.

     As a result of the foregoing, current assets decreased by $58,974, from $2,294,163 at January 31, 1999, to $2,235,189 at May 2, 1999.

     During the three months ended May 2, 1999 approximately $10,000 was invested in minor equipment and fixture improvements at the Company's corporate offices in Aurora, Colorado. This compares to the $505,490 invested in property and equipment for the three months ended April 26, 1998. These investments consisted of leasehold improvements in connection with the remodeling of the stores in Palm Desert, California, and in Menlo Park, New Jersey, as well as three new locations at the Riverwalk in New Orleans, Louisiana, Franklin Mills in Philadelphia, Pennsylvania, and Palisades Center in West Nyack, New York.

     Based on the foregoing, property and equipment, net of accumulated depreciation, decreased $111,047, from $2,699,376 at January 31, 1999, to $2,588,329 at May 2, 1999.

     The Company's trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the Company's acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $59,933 at May 2, 1999.

     As of May 2, 1999, the Company had total outstanding liabilities of $2,328,560 compared to $2,483,036 at January 31, 1999, a decrease of $154,476.
Current liabilities decreased $552,846, from $2,232,760 at January 31, 1999 to $1,679,914 at May 2, 1999, primarily reflecting the $112,000 principal reduction of the Bank Note as discussed above and the reclassification of the Bank Note as long-term debt reflecting the June 20, 2000 maturity date.

     In addition to the Bank Note and the store construction note payable, both as discussed above, the current portion of long-term includes notes that were part of the Impostors retail chain acquisition in February 1994. The total debt related to these notes was reduced by $6,950 as the result of normal scheduled payments from $50,142 at January 31, 1999, to $43,192 at May 2, 1999.

     Accounts payable decreased by $117,725 or approximately 12%, from $965,189 at January 31, 1999 to $847,464 at May 2, 1999. Other accrued liabilities increased by $75,469 from $584,461 at January 31, 1999 to $659,930 at May 2, 1999, or approximately 13%. Accounts payable and accrued liabilities represent expenses incurred in the ordinary course of business in connection with the operation of the Impostors retail chain.

     Working capital increased by $493,872, from $61,403 at January 31, 1999, to $555,275 at May 2, 1999, primarily as the result of the equity funding as discussed above, the decrease in merchandise inventories of $143,522, and the reclassification of the Bank Note.

     Other liabilities increased $18,779 from $201,244 at January 31, 1999, to $220,023 at May 2, 1999, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

     The increase in common stock of $353 from $1,775 at January 31, 1999 to $2,128 at May 2, 1999, and the increase in additional paid-in capital of $211,191 from $5,660,263 to $5,871,454 at January 31, 1999 and May 2, 1999,
respectively, reflects the proceeds received from the equity funding as discussed above, net of direct costs of the offering of $9,991.

     As a result of the net loss for the three months ended May 2, 1999 of $239,188, the accumulated deficit increased from $3,008,370 at January 31, 1999 to a deficit of $3,247,558 at May 2, 1999. As a result, total stockholders' equity decreased from $2,653,668 at January 31, 1999, to $2,626,024 at May 2, 1999.

     Net cash used by operating activities for the three months ended May 2, 1999 was $18,107, compared with cash provided by operating activities of $185,745 for the three months ended April 26, 1998, which primarily reflects the effect of the reduction of merchandise inventories and the decrease in accounts payable and accrued liabilities as discussed above.

     Cash used in investing activities of $9,991, primarily represents minor equipment and fixture improvements at the corporate offices in Aurora, Colorado. This compares with net cash used by investing activities of $505,490 during the three months ended April 26, 1998 which primarily represents investments in new retail stores and remodeling efforts as discussed above.

     Net cash provided by financing activities for the three months ended May 2, 1999, was $80,545, and represents the net proceeds of the equity funding, and payments on notes payable, both as discussed above. This compares to net cash used by financing activities of $81,548 for the three months ended April 26, 1998, representing payments on notes payable.

     The foregoing resulted in an increase in the cash position of $52,447, from $221,273 at January 31, 1999 to $273,720 at May 2, 1999.

     The Company has not executed leases to open additional locations. However, possible new locations are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$150,000, including the lease build-outs, fixtures, equipment and inventory. As discussed above, the funding received in March, 1999 provided new capital to meet current obligations, and the additional funding expected to be completed by June 30, 1999 will provide additional capital to further the Company's business plan. Additional sources of capital are currently being evaluated to meet plans for future capital investment and working capital needs. However there can be no assurance that such financing will be secured.

Results of Operations - Three Months Ended May 2, 1999 Compared to Three Months Ended April 26, 1998
------------------------------------------------------------------------
     Set forth below is selected summary financial data derived from the financial statements and financial records.

                                     Three Months     Three Months
                                          Ended           Ended
                                     May 2, 1999     April 26, 1998
                                     -----------     -------------

Statements of Operations Data:

Total Revenues                       $2,815,098       $ 2,914,289
Operating income (loss)                (233,181)         (329,935)
Net income (loss)                      (239,188)         (331,578)
Net income (loss) available to
  common shareholders                  (239,188)         (331,578)
Net income (loss) per common share         (.24)             (.37)
Weighted average shares outstanding     990,377           887,513

Statistical Data:

Store revenues                       $2,803,997       $ 2,912,619
Store gross margin                    1,948,354         1,980,856
Store operating expenses              1,761,262         1,905,171
Store operating profit                  187,092            75,685
Corporate overhead operating expenses   421,444     391,518
Gross margin percentage                    69.3%             67.9%
Comparable same store sales
  (33 stores)                         2,554,364         2,689,125
Comparable same store sales growth         -5.0%              N/A

     Total revenues for the three months ended May 2, 1999 were $2,815.098 as compared to $2,914,289 for the comparable period ended April 26, 1998, a decrease of $99,191, or 3.4%. Comparable same store sales were $2,554,364 for the three months ended May 2, 1999 as compared to $2,689,125 for the comparable period ended April 26, 1998, a decrease of approximately $135,000, or 5%. The majority of the decrease was attributable to less promotional activity during the quarter ending May 2, 1999, to enhance the gross margin.

     Sales from wholesale and non-store retail operations, including direct catalog and Internet sales of $11,100 and $1,670 are included in total revenues for the three months ended May 2, 1999 and April 26, 1998, respectively.

     For the three months ended May 2, 1999, cost of goods sold was $865,035 and the gross margin was $1,950,063, or 69.3%. For the three months ended April 26, 1998, cost of goods sold was $936,970 and the gross margin was $1,977,319, or 67.8%. The 1.5% improvement in gross margin is attributed to a more focused merchandise mix, and less promotional activity during the three months ended May 2, 1999 as compared to the same period during 1998.

     Total operating expenses were $2,183,244 for the three months ended May 2, 1999, compared to $2,307,254 for the period ended April 26, 1998, or 77.6% and 79.2% of revenues, respectively, and representing a decrease of approximately $124,000 for the comparable period. The majority of these expenses were comprised of personnel expenses, which amounted to $931,500 and $1,017,604 for the three months ended May 2, 1999, and April 26, 1998, respectively, a decrease of approximately $86,000. Occupancy costs of $716,324, and $725,069, and general administrative costs of $411,282 and $441,082 are included in total operating expenses for the three months ended May 2, 1999 and April 26, 1998, respectively.

     Included in operating expenses are corporate overhead expenses of $421,444, or 15.0% of total revenues, for the three months ended May 2, 1999, as compared to $391,518, or 13.4% of total revenues, for the three months ended April 26, 1998, representing an increase of approximately $30,000 for the comparable period. The increase is attributable to the addition of a Chief Operating Officer in November 1998. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $124,138 and $123,499 for the three months ended May 2, 1999 and April 26, 1998, respectively.

     As a result of the foregoing, the loss from operations for the three months ended May 2, 1999 was $233,181, as compared with a loss from operations for the three months ended April 26, 1998 of $329,935, an improvement of $96,754.

     Interest expense was $14,081 and $16,709 for the three months ended May 2, 1999, and April 26, 1998, respectively, and is comprised primarily of interest charged on the Bank Note discussed above. Interest income was $3,365 and $6,865 for the three months ended May 2, 1999, and April 26, 1998, respectively, and results from the daily investing of available cash balances.

     Other income was $4,709 and $8,201 for the three months ended May 2, 1999, and April 26, 1998, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2000, and are renewable at our option.

     Based on the foregoing, the net loss for the three months ended May 2, 1999 was $239,188, which translates to a net loss per share of $(0.24) based on 990,377 weighted average shares outstanding. This compares with a net loss for the three months ended April 26, 1998 of $331,578, or $(0.37) per share, based on 887,513 weighted average shares outstanding as of that date.

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

     None

Item 3.   Default Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended May 2, 1999.

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

                                        PREMIER CONCEPTS, INC.


Dated:    June 18, 1999                 By:  /s/ Sissel Greenberg
          -------------                      -----------------------------
                                             Sissel Greenberg, President


Dated:    June 18, 1999                 By:  /s/ Todd Huss
          -------------                      -----------------------------
                                             Todd Huss, Chief Financial
                                             Advisor, Principal Accounting
                                             Officer