Form 10QSB/A
period 1999-05-02
PREMIER CONCEPTS INC /CO/
filed 1999-07-02
CIK 879206

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB/A-1


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


                                     Three Months     Three Months
                                          Ended           Ended
                                     May 2, 1999     April 26, 1998
                                     -----------     -------------

Statements of Operations Data:

Total Revenues                       $2,815,098       $ 2,914,289
Operating income (loss)                (233,181)         (329,935)
Net income (loss)                      (239,188)         (331,578)
Net income (loss) available to
  common shareholders                  (239,188)         (331,578)
Net income (loss) per common share         (.24)             (.37)
Weighted average shares outstanding     990,377           887,513

Statistical Data:

Store revenues                       $2,803,997       $ 2,912,619
Store gross margin                    1,948,354         1,980,856
Store operating expenses              1,761,262         1,905,171
Store operating profit                  187,092            75,685
Corporate overhead operating expenses   421,444           391,518
Gross margin percentage                    69.3%             67.9%
Comparable same store sales
  (31 stores)                         2,525,055         2,624,745
Comparable same store sales growth         -3.8%              N/A


     Total revenues for the three months ended May 2, 1999 were $2,815.098 as compared to $2,914,289 for the comparable period ended April 26, 1998, a decrease of $99,191, or 3.4%. Comparable same store sales were $2,525,055 for the three months ended May 2, 1999 as compared to $2,624,745 for the comparable period ended April 26, 1998, a decrease of approximately $99,700, or 3.8%. The majority of the decrease was attributable to less promotional activity during the quarter ending May 2, 1999, to enhance the gross margin.



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

                                        PREMIER CONCEPTS, INC.


Dated:    July 2, 1999                  By:  /s/ Sissel Greenberg
          -------------                      -----------------------------
                                             Sissel Greenberg, President


Dated:    July 2, 1999                  By:  /s/ Todd Huss
          -------------                      -----------------------------
                                             Todd Huss, Chief Financial
                                             Advisor, Principal Accounting
                                             Officer