Form 10QSB
period 1999-08-01
PREMIER CONCEPTS INC /CO/
filed 1999-09-15
CIK 879206

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended August 1, 1999

                                     OR

              [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                             OF THE EXCHANGE ACT
           For the transition period from __________ to __________

                       Commission file number 33-42701


                           PREMIER CONCEPTS, INC.
                 -------------------------------------------
                  (Exact Name of Small Business Issuer as
                          Specified in its Charter)

     Colorado                                     84-1186026
----------------------------                 ---------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)            Identification Number)

          3033 South Parker Road, Suite 120, Aurora, Colorado 80014
    --------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

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

As of September 13, 1999, the Registrant had 1,069,128 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
                                                           Yes [   ]  No [X]

                                    INDEX


PART I.   FINANCIAL INFORMATION                                         Page
                                                                        ----
          Item 1.   Financial Statements                                   3

                    Balance Sheet as of August 1, 1999 and January 31,
                    1999                                                   4

                    Statement of Operations and Comprehensive Income
                    for the Three Months Ended August 1, 1999 and
                    July 26, 1998                                          5

                    Statement of Operations and Comprehensive Income
                    for the Six Months Ended August 1, 1999 and
                    July 26, 1998                                          6

                    Statement of Cash Flows for the Six Months Ended
                    August 1, 1999 and July 26, 1998                       7

                    Notes to Consolidated Financial Statements             8

          Item 2.   Management's Discussion and Analysis of Financial
                    Conditions and Results of Operations                  10

                    Liquidity and Capital Resources                       10

                    Results of Operations - Three Months Ended August 1,
                    1999 Compared To Three Months Ended July 26, 1998     13

                    Results of Operations - Six Months Ended August 1,
                    1999 Compared To Six Months Ended July 26, 1998       15

PART II.  OTHER INFORMATION                                               18

          Item 1.   Legal Proceedings                                     18

          Item 2.   Changes in Securities                                 18

          Item 3.   Defaults Upon Senior Securities                       18

          Item 4.   Submission of Matters to a Vote of Security Holders   18

          Item 5.   Other Information                                     18

          Item 6.   Exhibits and Reports on Form 8-K                      18

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet at August 1, 1999, Statement of Operations and Comprehensive Income for the Three and Six Months Ended August 1, 1999 and July 26, 1998, and Statement of Cash Flows for the Six Months Ended August 1, 1999 and July 26, 1998 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 31, 1999 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended January 31, 1999.

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



                           PREMIER CONCEPTS, INC.
                                BALANCE SHEET
                  AS OF AUGUST 1, 1999 AND JANUARY 31, 1999
                         (AUGUST 1, 1999 UNAUDITED)

                                               August 1,     January 31,
                                                 1999           1999
                                            ---------------  -----------

ASSETS
------

Current Assets:
    Cash & Cash Equivalents                    $  214,437     $  221,273
    Merchandise Inventories                     1,843,490      1,975,595
    Prepaid Expenses & Other Current Assets       164,294         97,295
                                              ------------  -------------

        Total Current Assets                    2,222,221      2,294,163

Property and Equipment, net                     2,579,355      2,699,376

Trademarks, net                                    56,833         63,033

Other Assets                                       71,132         80,132
                                              ------------  -------------

        Total Assets                          $ 4,929,541    $ 5,136,704
                                              ============  =============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
    Notes Payable and Current Portion of
        Long Term Debt                        $   589,747    $   683,110
    Accounts Payable                              928,106        965,189
    Accrued Liabilities                           511,395        584,461
                                              ------------   ------------
        Total Current Liabilities               2,029,248      2,232,760
Long-Term Debt, Less Current Portion               13,194         49,032
Other Liabilities                                 227,414        201,244
                                              ------------   ------------

        Total Liabilities                       2,269,856      2,483,036
                                              ------------   ------------

Shareholders' Equity:
    Preferred Stock, $.10 par value,
        20,000,000 shares authorized;
        223,385 shares issued and
        outstanding at August 1, 1999,
        and none issued and outstanding at
        January 31, 1999                           22,339              -
    Common Stock, $.002 par value;
        850,000,000 shares authorized;
        1,069,128 shares issued and outstanding
        at August 1, 1999, and 887,513 shares
        issued and outstanding at
        January 31, 1999                            2,133          1,775
    Additional Paid-in Capital                  6,155,566      5,660,263
    Accumulated Deficit                        (3,520,353)    (3,008,370)
                                             -------------   ------------

    Total Stockholders' Equity                  2,659,685      2,653,668
                                             -------------   ------------

        Total Liabilities & Equity            $ 4,929,541    $ 5,136,704
                                             =============  =============



                           PREMIER CONCEPTS, INC.
               STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
            FOR THE PERIOD ENDED AUGUST 1, 1999 AND JULY 26, 1998
                                 (UNAUDITED)

                                           Three Months     Three Months
                                              Ended            Ended
                                           August 1, 1999    July 26, 1998
                                        ------------------ ----------------


Revenues:
    Retail Sales                          $  2,771,812     $ 2,935,484
    Wholesale Sales                              2,025          33,290
                                         --------------    ------------

        Total Revenues                       2,773,837       2,968,774
Cost of Goods Sold                             848,736         982,023
                                         --------------    ------------

        Gross Margin                         1,925,101       1,986,751

Operating Expenses:
    Personnel                                  932,532         998,561
    Occupancy                                  717,380         748,860
    Other Selling, General and
        Administrative                         414,217         502,843
    Depreciation and Amortization              124,236         125,679
                                         --------------    ------------
        Total Operating Expenses             2,188,365       2,375,943

Operating Loss                                (263,264)       (389,192)

Other Income (Expenses):
        Interest, net                          (13,132)        (13,558)
        Other                                    3,601           7,663
                                         --------------   -------------

    Other, net                                  (9,531)        (5,895)
                                         --------------   -------------

Net Loss and Comprehensive Loss               (272,795)       (395,087)

Preferred Stock Dividends - Imputed           (157,560)              -
                                         --------------   -------------

Net Loss Available to Common
    Shareholders                            $ (430,355)      $(395,087)
                                         ==============   =============

Net Loss Per Common Share
    (Basic and Diluted)                    $     (0.40)      $   (0.45)
                                         ==============   =============

Weighted Average Shares Outstanding
    (Basic and Diluted)                      1,069,128         887,513
                                         ==============   =============



                           PREMIER CONCEPTS, INC.
               STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
            FOR THE PERIOD ENDED AUGUST 1, 1999 AND JULY 26, 1998
                                 (UNAUDITED)

                                           Six Months Ended Six Months Ended
                                            August 1, 1999  July 26, 1998
                                           ---------------- ----------------

Revenues:
    Retail Sales                           $ 5,580,779     $ 5,848,103
    Wholesale Sales                              8,156          34,960
                                           ------------    ------------

        Total Revenues                       5,588,935       5,883,063
Cost of Goods Sold                           1,713,771       1,918,993
                                           ------------    ------------

        Gross Margin                         3,875,164       3,964,070

Operating Expenses:
    Personnel                                1,864,032       2,016,165
    Occupancy                                1,433,704       1,473,929
    Other Selling, General and
        Administrative                         825,499         943,925
    Depreciation and Amortization              248,374         249,178
                                           ------------   -------------
        Total Operating Expenses             4,371,609       4,683,197

Operating Loss                                (496,445)       (719,127)

Other Income (Expenses):
        Interest, net                          (23,848)        (23,402)
        Other                                    8,310          15,864
                                           ------------   -------------

Other, net                                     (15,538)        (7,538)
                                           ------------   -------------

Net Loss and Comprehensive Loss               (511,983)       (726,665)

Preferred Stock Dividends - Imputed           (157,560)              -
                                           ------------   -------------

Net Loss Available to Common Shareholders   $ (669,543)     $ (726,665)
                                           ============   =============

Net Loss Per Common Share
    (Basic and Diluted)                     $    (0.69)     $    (0.82)
                                           ============   =============

Weighted Average Shares Outstanding
    (Basic and Diluted)                        967,700         887,513
                                           ============  ==============




                           PREMIER CONCEPTS, INC.
                           STATEMENT OF CASH FLOWS
           FOR THE PERIODS ENDED AUGUST 1, 1999 AND JULY 26, 1998
                                 (UNAUDITED)

                                            Six Months      Six Months
                                               Ended           Ended
                                           August 1, 1999  July 26, 1998
                                         ---------------- --------------

Cash Flows From Operating Activities:
    Net Loss                                $ (511,983)     $ (726,665)
    Adjustments to reconcile net loss to
      net cash from operating activities:
        Amortization of warrants issued
           for services                          8,100               -
        Depreciation and amortization          248,374         249,179
    Changes in operating assets and
      liabilities:
        (Increase) decrease in:
            Merchandise inventories            132,105         266,028
            Other assets                       (39,100)         56,705
        Increase (decrease) in:
            Accounts payable and accrued
                liabilities                   (110,149)        239,001
            Other liabilities                   26,170          36,170
                                           ------------    ------------

        Net cash provided (used) by
           operating activities               (246,483)        120,418

Cash Flows From Investing Activities:
    Capital expenditures for property
        and equipment                         (117,153)       (626,419)

Cash Flows From Financing Activities:
    Proceeds from issuance of common stock     220,769               -
    Proceeds from issuance of preferred
        stock                                  279,231               -
    Deferred offering costs                    (14,000)              -
    Proceeds from issuance of note payable      12,000         560,000
    Payments on notes payable                 (141,200)       (648,195)
                                            -----------    ------------

        Net cash provided (used) by
           financing activities                356,800         (88,195)
                                            -----------    ------------

Decrease in Cash & Cash Equivalents             (6,836)       (594,196)

Cash & Cash Equivalents, beginning of
    period                                     221,273         806,049
                                           ------------    ------------

Cash & Cash Equivalents, end of period      $  214,437      $  211,853
                                           ============    ============

Supplemental Schedule of Cash Flow
    Information:
    Cash paid for interest                  $   25,002      $   39,150
                                           ============    ============



                           PREMIER CONCEPTS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               August 1, 1999


    Commitments and Contingencies
    -----------------------------

    Litigation: The Company has been named as a defendant in a civil action filed in the Supreme Court of the State of New York, County of Onondaga on May 21, 1999. The lawsuit was brought by EkleCo, as plaintiff, against the Company, and asserts claims against the Company for rent and other sums due under the Company's commercial lease for its retail store located in the Palisades Center in West Nyack, New York. The Company denies liability and has asserted substantial counter claims against the landlord based upon breach of contract, false representation and fraud in the inducement in the Company's entering into the lease. The Company has retained local legal counsel and intends to vigorously defend the action and prosecute its counterclaims. Based upon its assessment of the facts and consultations with legal counsel, management of the Company believes that the likelihood of a material adverse outcome in the matter is remote.

    The Company is also subject to legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon the Company's financial position or results of operations. (See PART II. OTHER INFORMATION--Item 1. Legal Proceedings.)

Seasonality and Quarterly Fluctuations
--------------------------------------

    The Company's faux jewelry chain, operating under the trade names Impostors and Elegant Pretenders, has historically realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated an operating loss during the six months ended August 1, 1999, of $496,445, as compared to an operating loss of $719,127 for the six months ended July 26, 1998.

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

    Preferred Stock and Additional Warrant
    --------------------------------------

    On June 30, 1999, the Company sold 223,385 shares of its $.10 par value Preferred Stock in a private placement to Infusion Capital Partners, LLC (Investor), for $279,231, or $1.25 per share. The Preferred Stock has been designated as Series A Convertible Preferred Stock ("Series A Preferred Stock"), having a stated value of $1.25 per share. The Series A Preferred Stock is convertible by the holder at any time into shares of the Company's $.002 par value Common Stock at a conversion price equal to the Series A Preferred Stock stated value. It may also be converted at the Company's option if the shares of the common stock underlying the conversion are subject to an effective registration statement and have traded for a period of twenty (20) consecutive trading days at a price in excess of 150% of the conversion price.

    The holders of the Series A Preferred Stock are entitled to receive dividends at the annual rate of 10% per year based on the preferred stock's stated value. The dividend is payable only upon conversion of the Series A Preferred Stock (dividend payment date). The dividend is payable only by the issuance of shares of the Company's $.002 par value Common Stock valued at fair market value on the dividend payment date, and is calculated as the average closing bid price of the Company's common stock for the fifteen
(15) trading days immediately preceding the dividend payment date.

    In the event of any liquidation of the Company, the holders of the Series A Preferred Stock would be entitled to be paid out of the assets available for distribution to shareholders prior to any distribution to holders of the Company's $.002 par value Common Stock, at an amount equal to the stated value of the Preferred Stock. In addition to these preferential liquidation rights, the holders of the Series A Preferred Stock are entitled to vote with the holders of shares of the Company's $.002 par value Common Stock on all matters presented for a vote to the shareholders of the Company. Each share of Series A Preferred Stock will be entitled to one vote.

    In addition to the Series A Preferred Stock, the Investor also received a warrant to purchase eighty thousand (80,000) shares of the Company's $.002 par value Common Stock at an exercise price of $4.10 per share of common stock. The warrant has a term of three years and expires on June 30, 2002. For purposes of financial reporting, the imputed value of this warrant has been recorded as a dividend during the quarter ended August 1, 1999.

    Preferred Stock Dividends - Imputed
    -----------------------------------

    As noted above, the Series A Preferred Stock is convertible to shares of the Company's $.002 Common Stock at $1.25 per share ("conversion price"). On June 30, 1999 the date of issuance of the Series A Preferred Stock, the underlying shares of common stock had a market value of $1.625 per share. The amount of $83,769 representing the difference between the conversion price and the market value on the issuance date has been recorded as an imputed dividend on June 30, 1999. On August 1, 1999 the market value of the underlying shares of common stock had a market value of $1.25 per share.

    In addition, the imputed value of the warrant to purchase eighty thousand (80,000) shares of the Company's $.002 par value Common Stock as discussed above, was recorded as a dividend on June 30, 1999. The imputed value of the warrant was estimated to be $73,791on June 30, 1999.

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

Liquidity and Capital Resources - August 1, 1999 Compared to January 31,
1999

    At August 1, 1999 the cash balance of $214,437 was approximately 3% less than the cash balance of $221,273 at January 31, 1999.

    On March 11, 1999 approximately $221,000 of equity capital was received from the sale of 176,615 shares of common stock. On June 30, 1999 approximately $279,000 was received from the sale of 223,385 shares of $.10 par value preferred stock. The preferred stock is convertible to shares of common stock at a conversion price of $1.25 per share. (See detail discussion above in the Notes to Financial Statements.) These funds are being used for the development of our e-commerce business, and for the reduction of the principal balance of the Bank Note as discussed below, as well as possible future retail expansion and for general working capital.

    On April 1, 1999 a principal reduction of $112,000 was made on the note payable (Bank Note) with a Colorado Financial institution. Upon maturity on May 28, 1999, the Bank Note was renewed. The renewed note bears interest at the Bank's prime lending rate plus 1.5%, and requires monthly payments of $1,000 plus accrued interest, beginning in June, 1999 and continuing until the maturity date of June 20, 2000. A one time principal payment of $37,000 is due on December 20, 1999. All fees and financial covenants have been waived until maturity on June 20, 2000. The Bank Note principal balance of $446,000 is classified as short-term debt at August 1, 1999.

    On January 31, 1999, $122,000 of accounts payable relating to the spring 1998 construction of the store at Palisades Center in West Nyack, New York was converted to a long-term note. The note requires monthly installments of $5,000 including principal and interest at 10%, with a single payment of $35,000 due January 1, 2000. Of the total principal balance of $101,749 at August 1, 1999, approximately $13,100 is classified as long-term debt.

    During the six months ended August 1, 1999, merchandise inventories decreased $132,105, or approximately 7% from $1,975,595 at January 31, 1999 to $1,843,490 at August 1, 1999. Merchandise inventory levels are expected to rise during the third and fourth quarters in preparation of the 1999 holiday shopping season.

    Prepaid expenses and other current assets increased $66,999 from $97,295 at January 31, 1999 to $164,294 at August 1, 1999. The increase is primarily the result of costs accrued and paid with respect to a Management Services Agreement associated with the equity funding noted above. The agreement provides for certain consulting services including arrangement of the first and second equity fundings as discussed above, and to provide strategic, operational and investment banking advice. The total cash amount of the consulting agreement is $50,000, and an additional $27,000 has been capitalized as the imputed value of the warrant to purchase 25,000 shares of common stock at $1.25 per share as discussed above in the Notes to Financial Statements. The costs of the agreement are being amortized over one year, and at August 1, 1999, had an amortized book value of approximately $51,000.

    As a result of the foregoing, current assets decreased by $71,942, from $2,294,163 at January 31, 1999, to $2,222,221 at August 1, 1999.

    In July 1999, $80,250 was invested to design and construct a new e-commerce website that is expected to be launched in November 1999. Also, during the six months ended August 1, 1999 approximately $23,000 was invested in computer equipment and fixture improvements at the Company's corporate offices in Aurora, Colorado. Other asset additions include $5,700 invested to develop additional design concepts for future retail expansion, and approximately $8,600 in minor improvements in existing retail locations. The total investments made during the six months ended August 1, 1999 of approximately $117,000 compares to the $626,419 invested in property and equipment for the six months ended July 26, 1998. These investments consisted of leasehold improvements in connection with the remodeling of the stores in Palm Desert, California, and in Menlo Park, New Jersey, as well as four new locations at the Riverwalk in New Orleans, Louisiana, Franklin Mills in Philadelphia, Pennsylvania, Palisades Center in West Nyack, New York, and the Fashion Outlet in Primm, Nevada.

    Based on the foregoing, property and equipment, net of accumulated depreciation, decreased approximately $120,000, from $2,699,376 at January 31, 1999, to $2,579,355 at August 1, 1999.

    The Company's trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the Company's acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $56,833 at August 1, 1999.

    As of August 1, 1999, the Company had total outstanding liabilities of $2,269,856 compared to $2,483,036 at January 31, 1999, a decrease of $213,180. Current liabilities decreased $203,512, from $2,232,760 at January 31, 1999 to $2,029,248 at August 1, 1999, primarily reflecting the $112,000 principal reduction of the Bank Note as discussed above.

    In addition to the Bank Note and the store construction note payable, both as discussed above, the current portion of long-term debt includes notes that were part of the Impostors retail chain acquisition in February 1994. The total debt related to these notes was reduced by $6,950 as the result of normal scheduled payments from $50,142 at January 31, 1999, to $43,192 at August 1, 1999.

    Accounts payable decreased by $37,083 from $965,189 at January 31, 1999 to $928,106 at August 1, 1999. Other accrued liabilities decreased by $73,066 from $584,461 at January 31, 1999 to $511,395 at August 1, 1999.
Accounts payable and accrued liabilities represent expenses incurred in the ordinary course of business in connection with the operation of the Impostors retail chain.

    Working capital increased by $131,570, from $61,403 at January 31, 1999, to $192,973 at August 1, 1999, primarily as the result of the equity funding as discussed above, the decrease in merchandise inventories of approximately $132,100, and the decrease in accounts payable and accrued liabilities of approximately $110,100.

    Other liabilities increased $26,170 from $201,244 at January 31, 1999, to $227,414 at August 1, 1999, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

    The increase in preferred stock of $22,339, the increase in common stock of $358 from $1,775 at January 31, 1999 to $2,133 at August 1, 1999, and the increase in additional paid-in capital of $495,303 from $5,660,263 to $6,155,566 at January 31, 1999 and August 1, 1999, respectively, reflects the proceeds received from the March and June, 1999 equity fundings as discussed above, net of $14,000 of direct costs of the offerings.

    As a result of the net loss for the six months ended August 1, 1999 of $511,983, the accumulated deficit increased from $3,008,370 at January 31, 1999 to a deficit of $3,520,353 at August 1, 1999. As a result of the loss and considering the equity funding as discussed above, total stockholders' equity increased $6,017 from $2,653,668 at January 31, 1999, to $2,659,685 at August 1, 1999.

    Net cash used by operating activities for the six months ended August 1, 1999 was $246,483, compared with cash provided by operating activities of $120,418 for the six months ended July 26, 1998. This change of approximately $366,000 primarily reflects the effect of the reduction of accounts payable and accrued liabilities of approximately $110,000 for the six months ended August 1, 1999, as compared to the increase in accounts payable and accrued liabilities of approximately $239,000 for the six months ended July 26, 1998.

    Cash used in investing activities of $117,153, primarily represents the investment in the new e-commerce website and improvements in computer equipment at the corporate offices in Aurora, Colorado as discussed above. This compares with net cash used by investing activities of $626,419 during the six months ended July 26, 1998 which primarily represents investments in new retail stores and remodeling efforts as discussed above.

    Net cash provided by financing activities for the six months ended August 1, 1999, was $356,800, and represents the net proceeds of the equity funding, and payments on notes payable, both as discussed above. This compares to net cash used by financing activities of $88,195 for the six months ended July 26, 1998, representing payments on notes payable.
The foregoing resulted in a slight decrease in the cash position of $6,836, from $221,273 at January 31, 1999 to $214,437 at August 1, 1999.

    On August 20, 1999 a lease was executed to open a retail store in the new Aladdin hotel and casino in Las Vegas, Nevada, and is expected to open in the spring of 2000. No additional leases to open retail locations have been executed. However, possible new locations are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$200,000, including the lease build-outs, fixtures, equipment and inventory. As discussed above, the funds received in the March and June 1999, equity financing, provided new capital to meet current obligations, and provided capital to further the Company's business plan. Additional sources of capital are currently being evaluated to meet plans for future capital investment and working capital needs. However there can be no assurance that such financing will be secured.

Results of Operations - Three Months Ended August 1, 1999 Compared to Three Months Ended July 26, 1998

    Set forth below is selected summary financial data derived from the financial statements and financial records.


                                           Three Months    Three Months
                                               Ended           Ended
                                           August 1, 1999  July 26, 1998
                                          --------------- --------------

Statements of Operations Data:

Total Revenues                              $2,773,837      $2,968,774
Operating income (loss)                       (263,264)       (389,192)
Net income (loss)                             (272,795)       (395,087)
Net income (loss) available to common
    shareholders                              (430,355)       (395,087)
Net income (loss) per common share                (.40)           (.45)
Weighted average shares outstanding          1,069,128         887,513

Statistical Data:

Store revenues                              $2,768,265      $2,930,118
Store gross margin                           1,925,968       1,982,071
Store operating expenses                     1,765,947       1,966,420
Store operating profit                         160,023          15,651
Corporate overhead operating expenses          421,644         405,093
Gross margin percentage                           69.4%           66.9%
Comparable same store sales (34 stores)      2,659,737       2,705,125
Comparable same store sales growth                -1.7%            N/A



    Total revenues for the three months ended August 1, 1999 were $2,773,837 (36 stores), as compared to $2,968,774 (39 stores), for the comparable period ended July 26, 1998, a decrease of $194,937, or 6.6%. Comparable same store sales were $2,659,737 for the three months ended August 1, 1999 as compared to $2,705,125 for the comparable period ended July 26, 1998, a decrease of approximately $45,388, or 1.7%. The majority of the decrease was attributable to less promotional activity during the quarter ending August 1, 1999.

    Sales from wholesale and non-store retail operations, including direct catalog and Internet sales of $2,025 and $33,290 are included in total revenues for the three months ended August 1, 1999 and July 26, 1998, respectively.

    For the three months ended August 1, 1999, cost of goods sold was $848,736 and the gross margin was $1,925,101, or 69.4%. For the three months ended July 26, 1998, cost of goods sold was $982,023 and the gross margin was $1,986,751, or 66.9%. The 2.5% improvement in gross margin is attributed to a more focused merchandise mix, and less promotional activity during the three months ended August 1, 1999 as compared to the same period during 1998.

    Total operating expenses were $2,188,365 for the three months ended August 1, 1999, compared to $2,375,943 for the period ended July 26, 1998, or 78.9% and 80.0% of revenues, respectively, representing a decrease of approximately $187,600 for the comparable period. The majority of these expenses were comprised of personnel expenses, which amounted to $932,532 and $998,561 for the three months ended August 1, 1999, and July 26, 1998, respectively, a decrease of approximately $66,000. Occupancy costs of $717,380, and $748,860, and general administrative costs of $414,217 and $502,843 are included in total operating expenses for the three months ended August 1, 1999 and July 26, 1998, respectively.

    Included in operating expenses are corporate overhead expenses of $421,644, or 15.2% of total revenues, for the three months ended August 1, 1999, as compared to $405,093, or 13.6% of total revenues, for the three months ended July 26, 1998, representing an increase of approximately $16,500 for the comparable period. The increase is attributable to the addition of a Chief Operating Officer in November 1998. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

    Also included in total operating expenses are depreciation and amortization expenses that were $124,236 and $125,679 for the three months ended August 1, 1999 and July 26, 1998, respectively.

    As a result of the foregoing, the loss from operations for the three months ended August 1, 1999 was $263,264, as compared with a loss from operations for the three months ended July 26, 1998 of $389,192, an improvement of approximately $126,000.

    Interest expense was $15,417 and $17,509 for the three months ended August 1, 1999, and July 26, 1998, respectively, and is comprised primarily of interest charged on the Bank Note discussed above. Interest income was $2,285 and $3,951 for the three months ended August 1, 1999, and July 26, 1998, respectively, and results from the daily investing of available cash balances.

    Other income was $3,601 and $7,663 for the three months ended August 1, 1999, and July 26, 1998, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2000, and are renewable at our option.

    Based on the foregoing, the net loss for the three months ended August 1, 1999 was $272,795, which translates to a net loss per share of $(0.26) before taking into effect the approximately $157,560 of imputed preferred stock dividends as discussed above, based on 1,069,128 weighted average shares outstanding, or $(0.40) after consideration of the imputed preferred stock dividends. This compares with a net loss for the three months ended July 26, 1998 of $395,087, or $(0.45) per share, based on 887,513 weighted average shares outstanding as of that date.

Results of Operations - Six Months Ended August 1, 1999 Compared to Six Months Ended July 26, 1998

Set forth below is selected summary financial data derived from the financial statements and financial records.


                                            Six Months      Six Months
                                               Ended           Ended
                                          August 1, 1999   July 26, 1998
                                          --------------- --------------


Statements of Operations Data:

Total Revenues                              $5,588,935      $5,883,063
Operating income (loss)                       (496,445)       (719,127)
Net income (loss)                             (511,983)       (726,665)
Net income (loss) available to common
    shareholders                              (669,543)       (726,665)
Net income (loss) per common share                (.69)           (.82)
Weighted average shares outstanding            967,700         887,513

Statistical Data:

Store revenues                              $5,572,262      $5,842,737
Store gross margin                           3,874,322       3,962,927
Store operating expenses                     3,527,207       3,871,591
Store operating profit                         347,115          91,336
Corporate overhead operating expenses          843,088         796,611
Gross margin percentage                           69.3%           67.4%
Comparable same store sales (31 stores)      5,036,520       5,177,876
Comparable same store sales growth                -2.7%            N/A


    Total revenues for the six months ended August 1, 1999 were $5,588,935 (36 stores), as compared to $5,883,063 (40 stores) for the comparable period ended July 26, 1998, a decrease of $294,128, or 5.0%. Comparable same store sales were $5,036,520 for the six months ended August 1, 1999 as compared to $5,177,876 for the comparable period ended July 26, 1998, a decrease of approximately $141,356, or 2.7%. The majority of the decrease was attributable to less promotional activity during the six months ending August 1, 1999.

    Sales from wholesale and non-store retail operations, including direct catalog and Internet sales of $8,156 and $34,960 are included in total revenues for the six months ended August 1, 1999 and July 26, 1998, respectively.

    For the six months ended August 1, 1999, cost of goods sold was $1,713,771 and the gross margin was $3,875,164, or 69.3%. For the six months ended July 26, 1998, cost of goods sold was $1,918,993 and the gross margin was $3,964,070, or 67.4%. The 1.9% improvement in gross margin is attributed to a more focused merchandise mix, and less promotional activity during the six months ended August 1, 1999 as compared to the same period during 1998.

    Total operating expenses were $4,371,609 for the six months ended August 1, 1999, compared to $4,683,197 for the period ended July 26, 1998, or 78.2% and 79.6% of revenues, respectively, representing a decrease of approximately $311,600 for the comparable period. The majority of these expenses were comprised of personnel expenses, which amounted to $1,864,032 and $2,016,165 for the six months ended August 1, 1999, and July 26, 1998, respectively, a decrease of approximately $152,100. Occupancy costs of $1,433,704, and $1,473,929, and general administrative costs of $825,499 and $943,925 are included in total operating expenses for the six months ended August 1, 1999 and July 26, 1998, respectively.

    Included in operating expenses are corporate overhead expenses of $843,088, or 15.1% of total revenues, for the six months ended August 1, 1999, as compared to $796,611, or 13.5% of total revenues, for the six months ended July 26, 1998, representing an increase of approximately $46,500 for the comparable period. The increase is primarily attributable to the addition of a Chief Operating Officer in November 1998. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

    Also included in total operating expenses are depreciation and amortization expenses that were $248,374 and $249,178 for the six months ended August 1, 1999 and July 26, 1998, respectively.

    As a result of the foregoing, the loss from operations for the six months ended August 1, 1999 was $496,445, as compared with a loss from operations for the six months ended July 26, 1998 of $719,127, an improvement of approximately $223,000.

    Interest expense was $29,497 and $34,218 for the six months ended August 1, 1999, and July 26, 1998, respectively, and is comprised primarily of interest charged on the Bank Note discussed above. Interest income was $5,649 and $10,816 for the six months ended August 1, 1999, and July 26, 1998, respectively, and results from the daily investing of available cash balances.

    Other income was $8,310 and $15,864 for the six months ended August 1, 1999, and July 26, 1998, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2000, and are renewable at our option.

    Based on the foregoing, the net loss for the six months ended August 1, 1999 was $511,983, which translates to a net loss per share of $(0.53) before taking into effect the approximately $157,560 of imputed preferred stock dividends as discussed above, based on 967,700 weighted average shares outstanding, or $(0.69) after consideration of the imputed preferred stock dividends. This compares with a net loss for the six months ended July 26, 1998 of $726,665, or $(0.82) per share, based on 887,513 weighted average shares outstanding as of that date.

Year 2000

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

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company has been named as a defendant in a civil action filed in the Supreme Court of the State of New York, County of Onondaga on May 21, 1999. The lawsuit was brought by EkleCo, as plaintiff, against the Company, and asserts claims against the Company for rent and other sums due under the Company's commercial lease for its retail store located in the Palisades Center in West Nyack, New York. The Company denies liability and has asserted substantial counter claims against the landlord based upon breach of contract, false representation and fraud in the inducement in the Company's entering into the lease. The Company has retained local legal counsel and intends to vigorously defend the action and prosecute its counterclaims. Based upon its assessment of the facts and consultations with legal counsel, management of the Company believes that the likelihood of a material adverse outcome in the matter is remote.

Item 2.  Changes in Securities

        None

Item 3.  Default Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended August 1, 1999.

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


                                           PREMIER CONCEPTS, INC.



Dated:  September 15, 1999                 By:/s/ Sissel Greenberg
        ------------------                    ----------------------------
                                              Sissel Greenberg, President


Dated:  September 15, 1999                 By:/s/ Todd Huss
        ------------------                    ----------------------------
                                              Todd Huss, Chief Financial
                                              Advisor, Principal Accounting
                                              Officer