Form 10QSB
period 1999-10-31
PREMIER CONCEPTS INC /CO/
filed 1999-12-15
CIK 879206

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 1999

                                      OR

               [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT
            For the transition period from __________ to __________

                        Commission file number 33-42701

                            PREMIER CONCEPTS, INC.
                   -----------------------------------------
                   (Exact Name of Small Business Issuer as
                           Specified in its Charter)

     Colorado                                          84-1186026
---------------------------------                      -------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification
                                                       Number)

          3033 South Parker Road, Suite 120, Aurora, Colorado  80014
       -----------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                                (303) 338-1800
              --------------------------------------------------
               (Issuer's telephone number, including area code)

              ___________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [  ]

As of December 15, 1999, the Registrant had 1,537,118 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     INDEX

PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----
Item 1.   Financial Statements                                              3

          Balance Sheet as of October 31, 1999 and January 31, 1999         4

          Statement of Operations and Comprehensive Income for the
               Three Months Ended October 31, 1999 and October 25,
               1998                                                         6

          Statement of Operations and Comprehensive Income for the
               Nine Months Ended October 31, 1999 and October 25,
               1998                                                         8

          Statement of Cash Flows for the Nine Months Ended
               October 31, 1999 and October 25, 1998                        10

          Notes to Consolidated Financial Statements                        12

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and  Results of Operations                                        15

          Liquidity and Capital Resources                                   15

          Results of Operations - Three Months Ended October 31, 1999
               Compared To Three Months Ended October 25, 1998              19

          Results of Operations - Nine Months Ended October 31,
               1999 Compared To Nine Months Ended October 25, 1998          21

PART II.  OTHER INFORMATION                                                 25

Item 1.   Legal Proceedings                                                 25

Item 2.   Changes in Securities                                             25

Item 3.   Defaults Upon Senior Securities                                   25

Item 4.   Submission of Matters to a Vote of Security Holders               25

Item 5.   Other Information                                                 25

Item 6.   Exhibits and Reports on Form 8-K                                  25

     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying Balance Sheet at October 31, 1999, Statement of Operations and Comprehensive Income for the Three and Nine Months Ended October 31, 1999 and October 25, 1998, and Statement of Cash Flows for the Nine Months Ended October 31, 1999 and October 25, 1998 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The Balance Sheet as of January 31, 1999 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended January 31, 1999.

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

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                  AS OF OCTOBER 31, 1999 AND JANUARY 31, 1999


                                          October 31,  January 31,
                                             1999         1999
                                          -----------  -----------
ASSETS
------
Current Assets:
Cash & Cash Equivalents                   $  137,703    $   221,273
Merchandise Inventories                    2,075,767      1,975,595
Prepaid Expenses & Other Current Assets      165,076         97,295

Total Current Assets                       2,378,546      2,294,163

Property and Equipment, net                2,521,702      2,699,376

Trademarks, net                               53,733         63,033

Other Assets                                  71,132         80,132
                                         ------------    -----------

Total Assets                              $5,025,113    $ 5,136,704

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
  Notes Payable and Current Portion
     of Long Term Debt                    $  583,181    $   683,110
  Accounts Payable                         1,175,018        965,189
Accrued Liabilities                          650,696        584,461
                                         ------------    -----------
Total Current Liabilities                  2,408,895      2,232,760
Long-Term Debt, Less Current Portion               -         49,032
Other Liabilities                            240,128        201,244
                                         ------------    -----------

Total Liabilities                          2,649,023      2,483,036
                                         ------------    -----------

Shareholders' Equity:
  Preferred Stock, $.10 par value,
     20,000,000 shares authorized;
     223,385 shares issued and
     outstanding at October 31, 1999,
     and none issued and outstanding at
     January 31, 1999                         22,339              -
  Common Stock, $.002 par value;
     850,000,000 shares authorized;
     1,069,128 shares issued and
     outstanding at October 31, 1999,
     and 887,513 shares issued and
     outstanding at January 31, 1999           2,133          1,775
  Additional Paid-in Capital               6,146,026      5,660,263
  Accumulated Deficit                     (3,794,408)    (3,008,370)
                                         ------------    -----------

Total Stockholders' Equity                 2,376,090      2,653,668
                                         ------------    -----------

Total Liabilities & Equity                $5,025,113    $ 5,136,704
                                         ============    ===========



                            PREMIER CONCEPTS, INC.
               STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE PERIOD ENDED OCTOBER 31, 1999 AND OCTOBER 25, 1998


                                     Three Months Ended Three Months Ended
                                      October 31, 1999  October 25, 1998
                                     ------------------  -----------------
Revenues:
  Retail Sales                          $ 2,958,879       $ 2,641,650
  Wholesale Sales                               107            54,779
                                         -----------      ------------

     Total Revenues                       2,958,986         2,696,429
Cost of Goods Sold                          855,092           884,031
                                         -----------      ------------

     Gross Margin                         2,103,894         1,812,398

Operating Expenses:
  Personnel                               1,007,322         1,002,829
  Occupancy                                 748,199           729,997
  Other Selling, General and
     Administrative                         481,214           456,389
  Depreciation and Amortization             129,995           128,362
  Store Closing Costs                             -           101,958
                                         -----------       -----------
     Total Operating Expenses             2,366,730         2,419,535

Operating Loss                             (262,836)         (607,137)

Other Income (Expenses):
  Interest, net                             (17,724)          (10,423)
  Other                                       6,505             2,824
                                         -----------       -----------

  Other, net                                (11,219)           (7,599)
                                         -----------       -----------
Net Loss and Comprehensive Loss            (274,055)         (614,736)

Preferred Stock Dividends                    (9,540)                -
                                         -----------       -----------

Net Loss Available to Common
  Shareholders                           $ (283,595)      $  (614,736)
                                         ===========       ===========

Net Loss Per Common Share
  (Basic and Diluted):                   $    (0.27)      $     (0.69)
                                         ===========      ============

Weighted Average Shares Outstanding        1,069,128           887,513
                                         ===========      ============

                            PREMIER CONCEPTS, INC.
               STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE PERIOD ENDED OCTOBER 31, 1999 AND OCTOBER 25, 1998


                                  Nine Months Ended  Nine Months Ended
                                  October 31, 1999    October 25, 1998
                                  -----------------  -------------------
Revenues:
Retail Sales                          $  8,539,658     $ 8,489,753
Wholesale Sales                              8,263          89,739
                                      -------------   -------------

Total Revenues                           8,547,921       8,579,492
Cost of Goods Sold                       2,568,863       2,803,024
                                      -------------   -------------

Gross Margin                             5,979,058       5,776,468

Operating Expenses:
  Personnel                              2,871,354       3,018,994
  Occupancy                              2,181,903       2,203,926
  Other Selling, General and
     Administrative                      1,306,713       1,400,314
  Depreciation and Amortization            378,369         377,540
  Store Closing Costs                            -         101,958
                                      -------------   -------------
     Total Operating Expenses            6,738,339       7,102,732

Operating Loss                            (759,281)     (1,326,264)

Other Income (Expenses):
     Interest, net                         (41,572)        (33,825)
     Other                                  14,815          18,688
                                      -------------    ------------
  Other, net                               (26,757)       (15,137)
                                      -------------    ------------

Net Loss and Comprehensive Loss           (786,038)     (1,341,401)

Preferred Stock Dividends                   (9,540)              -
Preferred Stock Dividends - Imputed       (157,560)              -
                                      -------------    ------------

Net Loss Available to Common
  Shareholders                        $   (953,138)    $(1,341,401)
                                      =============   =============

Net Loss Per Common Share
  (Basic and Diluted):                $      (0.95)    $     (1.51)
                                      =============   =============

Weighted Average Shares Outstanding      1,007,509         887,513
                                      =============   =============



                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
          FOR THE PERIODS ENDED OCTOBER 31, 1999 AND OCTOBER 25, 1998



                                  Nine Months Ended   Nine Months Ended
                                  October 31, 1999    October 25, 1998
                                  -----------------  -------------------
Cash Flows From Operating
  Activities:
     Net Loss                         $   (786,038)    $(1,341,401)
     Adjustments to reconcile net
       loss to net cash from
       operating activities:
          Amortization of warrants
          issued for services               16,200               -
          Depreciation and amortiza-
          tion                             378,369         377,540
          Store closing costs                    -          67,627
     Changes in operating assets and
       liabilities:
       (Increase) decrease in:
          Merchandise inventories         (100,172)        289,415
          Other assets                     (47,981)         93,220
       Increase (decrease) in:
          Accounts payable and accrued
          liabilities                      266,524         572,418
          Other liabilities                 38,884          39,657
                                       ------------   -------------
          Net cash provided (used) by
          operating activities            (234,214)         98,476

Cash Flows From Investing Activities:
  Capital expenditures for property
     and equipment                        (186,395)       (760,194)

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock   220,769               -
  Proceeds from issuance of preferred
       stock                               279,231               -
  Deferred offering costs                  (14,000)              -
  Proceeds from issuance of note
     payable                                12,000         610,000
  Payments on notes payable               (160,961)       (654,941)
                                       ------------    ------------
       Net cash provided (used) by
          financing activities             337,039         (44,941)
                                      -------------    ------------

Decrease in Cash & Cash Equivalents        (83,570)       (706,659)

Cash & Cash Equivalents, beginning
     of period                             221,273         806,049
                                      -------------    ------------

Cash & Cash Equivalents, end of
  period                              $    137,703     $    99,390
                                      =============    ============

Supplemental Schedule of Cash Flow
  Information:
  Cash paid for interest              $     35,077     $    53,882
                                      =============   =============
  Preferred Stock dividend - Non-cash $      9,540     $         -
                                      =============   =============


                            PREMIER CONCEPTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               October 31, 1999

COMMITMENTS AND CONTINGENCIES
-----------------------------

LITIGATION: The Company has been named as a defendant in a civil action filed in the Supreme Court of the State of New York, County of Onondaga on May 21, 1999. The lawsuit was brought by EkleCo, as plaintiff, against the Company, and asserts claims against the Company for rent and other sums due under the Company's commercial lease for its retail store located in the Palisades Center in West Nyack, New York. The Company has denied liability and on July 27, 1999 the Company filed a counter claim against the landlord asserting breach of contract, false representation and fraud in the inducement in the Company's entering into the lease. The Company intends to vigorously defend the action and prosecute its counterclaims. Based upon its assessment of the facts and consultations with legal counsel, management of the Company believes that the likelihood of a material adverse outcome in the matter is remote.

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

SEASONALITY AND QUARTERLY FLUCTUATIONS
--------------------------------------

     The Company's faux jewelry chain, operating under the trade names Impostors and Elegant Pretenders, has historically realized lower sales during the first three quarters which has resulted in the Company incurring losses during those quarters. To this end, the Company generated an operating loss during the nine months ended October 31, 1999, of $759,281, as compared to an operating loss of $1,326,264 for the nine months ended October 25, 1998.

     The Company's business is highly seasonal with its mall locations generating approximately 20% of revenues during the December holiday season. The Company's 10 tourist locations experience sales fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

COMMON SHARES
-------------

     In January 1999, the Company's stockholders approved a 1 for 2 reverse stock split at a future date at the discretion of the Company. In April 1999, the Company's Board of Directors approved the reverse split. Accordingly, all common stock reflected in the accompanying financial statements and in Management's discussion and analysis reflect this reverse split for all periods presented.

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

     In addition to the Series A Preferred Stock, the Investor also received a warrant to purchase eighty thousand (80,000) shares of the Company's $.002 par value Common Stock at an exercise price of $4.10 per share of common stock. The warrant has a term of three years and expires on June 30, 2002. For purposes of financial reporting, the imputed value of this warrant was recorded as a dividend during the quarter ended August 1, 1999.

     On November 11, 1999 the Investor converted the Series A Preferred Stock to common stock. A total of 234,419 shares of common stock were issued in the conversion which included 11,034 shares issued attributable to the dividend feature.

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

LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 31, 1999 COMPARED TO JANUARY 31,
1999

     At October 31, 1999 the cash balance of $137,703 was approximately 38% less than the cash balance of $221,273 at January 31, 1999.

     On March 11, 1999 we received approximately $221,000 in proceeds from the sale of 176,615 shares of common stock. On June 30, 1999 approximately $279,000 was received from the sale of 223,385 shares of $.10 par value preferred stock. The preferred stock is convertible to shares of common stock at a conversion price of $1.25 per share. (See detail discussion above in the Notes to Financial Statements.) These funds are being used for the development of our e-commerce business, and for the reduction of the principal balance of the Bank Note as discussed below, as well as for general working capital.

     On April 1, 1999 we made a principal reduction of $112,000 on the note payable (Bank Note) with a Colorado Financial institution. Upon maturity on May 28, 1999, the Bank Note was renewed. The renewed note bears interest at the Bank's prime lending rate plus 1.5%, and requires monthly payments of $1,000 plus accrued interest, beginning in June, 1999 and continuing until the maturity date of June 20, 2000. A one time principal payment of $37,000 is due on December 20, 1999. All fees and financial covenants have been waived until maturity on June 20, 2000. The Bank Note principal balance of $443,000 is classified as short-term debt at October 31, 1999.

     On January 31, 1999, $122,000 of accounts payable relating to the spring 1998 construction of the store at Palisades Center in West Nyack, New York was converted to a long-term note. The note requires monthly installments of $5,000 including principal and interest at 10%, with a single payment of $35,000 due January 1, 2000. The principal balance of $89,154 at October 31, 1999 is classified as current debt.

     During the nine months ended October 31, 1999, merchandise inventories increased $100,172, or approximately 5% from $1,975,595 at January 31, 1999 to $2,075,767 at October 31, 1999. This increase reflects seasonal purchasing in preparation of the 1999 holiday shopping season.

     Prepaid expenses and other current assets increased $67,781 from $97,295 at January 31, 1999 to $165,076 at October 31, 1999. The increase is primarily the result of costs accrued and paid with respect to a Management Services Agreement executed on March 11, 1999. The agreement provides for certain consulting services including arrangement of the first and second equity fundings as discussed above, as well as strategic, operational and investment banking advice. The total cash amount of the consulting agreement is $50,000, and an additional $27,000 has been capitalized as the imputed value of the warrant to purchase 25,000 shares of common stock at $1.25 per share as discussed above in the Notes to Financial Statements. The costs of the agreement are being amortized over one year, and at October 31, 1999, had an amortized book value of approximately $28,000. On November 1, 1999 the Management Services Agreement was extended an additional two years through December 2002.

     Also included in prepaid expenses and other current assets is approximately $24,000 of costs associated with the replacement of our point of sale computer systems at all the retail stores, and a point of sale and inventory control software conversion completed in September, 1999. These costs are being amortized over three years.

     As a result of the foregoing, current assets increased by $84,383, from $2,294,163 at January 31, 1999, to $2,378,546 at October 31, 1999.

     As of October 31, 1999, approximately $95,000 had been invested to design and construct a new e-commerce website that is expected to be launched in December 1999. Also, during the nine months ended October 31, 1999 approximately $40,000 was invested in computer equipment and fixture improvements at the Company's corporate offices in Aurora, Colorado. Other asset additions include $11,500 invested to develop additional design concepts for future retail expansion, approximately $20,000 in minor improvements in existing retail locations, and $13,750 associated with securing the lease for a retail store location in the new Aladdin Hotel and Casino in Las Vegas, Nevada. This store is expected to open in the summer of 2000. The total investments made during the nine months ended October 31, 1999 of $186,395 compares to the $760,194 invested in property and equipment for the nine months ended October 25, 1998. These investments consisted of leasehold improvements in connection with the remodeling of the stores in Palm Desert and Pleasanton, California, and in Menlo Park, New Jersey, as well as four new locations at the Riverwalk in New Orleans, Louisiana, Franklin Mills in Philadelphia, Pennsylvania, Palisades Center in West Nyack, New York, and the Fashion Outlet in Primm, Nevada.

     Based on the foregoing, property and equipment, net of accumulated depreciation, decreased approximately $178,000, from $2,699,376 at January 31, 1999, to $2,521,702 at October 31, 1999.

     The Company's trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the Company's acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $53,733 at October 31, 1999.

     As of October 31, 1999, the Company had total outstanding liabilities of $2,649,023 compared to $2,483,036 at January 31, 1999, an increase of $165,987. Current liabilities increased $176,135, from $2,232,760 at January 31, 1999 to $2,408,895 at October 31, 1999, primarily reflecting normal increases in accounts payable and accrued liabilities associated with merchandise buying and other costs incurred in preparation for the holiday shopping season, and the reductions of the Bank Note and construction note payable as discussed above.

     In addition to the Bank Note and the store construction note payable, both as discussed above, the current portion of long-term debt includes notes that were part of the Impostors retail chain acquisition in February, 1994. The total debt related to these notes was reduced by $7,213 as the result of normal scheduled payments from $50,142 at January 31, 1999, to $42,929 at October 31, 1999.

     Subsequent to October 31, 1999, a settlement was reached on a note payable that was due for legal services relating to the acquisition of the retail chain in 1994. On November 3, 1999, $6,000 was paid, with the $30,000 balance of the note due on December 28, 1999.

     Accounts payable increased by $209,829 from $965,189 at January 31, 1999 to $1,175,018 at October 31, 1999. Other accrued liabilities increased by $66,235 from $584,461 at January 31, 1999 to $650,696 at October 31, 1999.
Accounts payable and accrued liabilities represent expenses incurred in the ordinary course of business in connection with the operation of the Impostors retail chain.

     Working capital (deficit) decreased by $91,752, from $61,403 at January 31, 1999, to $(30,349) at October 31, 1999, primarily as the result of the increase in merchandise inventories of approximately $100,200, and the increase in accounts payable and accrued liabilities of approximately $276,000.

     Other liabilities increased $38,884 from $201,244 at January 31, 1999, to $240,128 at October 31, 1999, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

     The increase in preferred stock of $22,339, the increase in common stock of $358 from $1,775 at January 31, 1999 to $2,133 at October 31, 1999, and the net increase in additional paid-in capital of $485,763 from $5,660,263 to $6,146,026 at January 31, 1999 and October 31, 1999, respectively, reflects the proceeds received from the March and June, 1999 equity fundings as discussed above, net of $14,000 of direct costs of the offerings, and the preferred stock dividend of $9,540.

     As a result of the net loss for the nine months ended October 31, 1999 of $786,038 the accumulated deficit increased from $3,008,370 at January 31, 1999 to a deficit of $3,794,408 at October 31, 1999. As a result of the loss and considering the equity funding as discussed above, total stockholders' equity decreased $277,578 from $2,653,668 at January 31, 1999, to $2,376,090 at
October 31, 1999.

     Net cash used by operating activities for the nine months ended October 31, 1999 was $234,214, compared with cash provided by operating activities of $98,476 for the nine months ended October 25, 1998. This change of approximately $333,000 primarily reflects the effect of the increase in merchandise inventories of approximately $100,200 for the nine months ended October 31, 1999 compared to the decrease in merchandise inventories of approximately $289,000 during the comparable nine months ended October 25, 1998, as well as the reduction of accounts payable and accrued liabilities of approximately $276,000 for the nine months ended October 31, 1999, as compared to the increase in accounts payable and accrued liabilities of approximately $572,000 for the comparable nine months ended October 25, 1998.

     Cash used in investing activities of $186,395, primarily represents the investment in the new e-commerce website and improvements in computer equipment at the corporate offices in Aurora, Colorado as discussed above. This compares with net cash used by investing activities of $760,194 during the nine months ended October 25, 1998 which primarily represents investments in new retail stores and remodeling efforts as discussed above.
     Net cash provided by financing activities for the nine months ended October 31, 1999, was $337,039, and represents the net proceeds of the equity funding, and payments on notes payable, both as discussed above. This compares to net cash used by financing activities of $44,941 for the nine months ended October 25, 1998, representing payments on notes payable.

     The foregoing resulted in a decrease in the cash position of $83,570, from $221,273 at January 31, 1999 to $137,703 at October 31, 1999.

     On August 20, 1999 a lease was executed to open a retail store in the new Aladdin Hotel and Casino in Las Vegas, Nevada. This store is expected to open in the summer of 2000. No additional leases to open retail locations have been executed. However, possible new locations are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$200,000, including the lease build-outs, fixtures, equipment and inventory. As discussed above, the funds received in the March and June 1999, equity financing, provided new capital to meet current obligations, and provided capital to further the Company's business plan.

     On November 12, 1999, 228,571 shares of common stock were sold to an investor for $200,000. The proceeds from the equity sale are being held in escrow and will be used as partial collateral to obtain additional debt financing of up to $500,000 to provide capital for retail expansion, further development of e-commerce, and general working capital. Additional sources of capital are currently being evaluated to meet plans for future capital investment and working capital needs. However, there can be no assurance that such financing will be secured.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 25, 1998

Set forth below is selected summary financial data derived from the financial statements and financial records.

                                   Three Months Ended   Three Months Ended
                                    October 31, 1999     October 25, 1998
                                   ------------------   ------------------
Statements of Operations Data:

Total Revenues                       $   2,958,986        $  2,696,429
Operating income (loss)                   (262,836)           (607,137)
Net income (loss)                         (274,055)           (614,736)
Net income (loss) available to
common shareholders                       (283,595)           (614,736)
Net income (loss) per common share           (0.27)               (.69)
Weighted average shares outstanding      1,069,128             887,513

Statistical Data:

Store revenues                       $   2,956,552        $  2,638,046
Store gross margin                       2,101,681           1,797,287
Store operating expenses                 1,932,604           2,050,759
Store operating profit (loss)              169,076            (253,470)
Corporate overhead operating expenses      433,379             365,190
Gross margin percentage                       71.1%               67.2%
Comparable same store sales (35 stores)  2,896,916           2,508,769
Comparable same store sales growth            15.5%                N/A


     Total revenues for the three months ended October 31, 1999 were $2,958,986 (36 stores), as compared to $2,696,429 (39 stores), for the comparable period ended October 25, 1998, an increase of $262,557, or 9.7%. Comparable same store sales were $2,896,916 for the three months ended October 31, 1999 as compared to $2,508,769 for the comparable period ended October 25, 1998, an increase of $388,147, or 15.5%. The increase was attributable to increased traffic, merchandise and promotional improvements, as well as operational changes initiated during the first quarter of 1999.

     Sales from wholesale and non-store retail operations were $107 and $54,779, and are included in total revenues for the three months ended October 31, 1999 and October 25, 1998, respectively.

     For the three months ended October 31, 1999, cost of goods sold was $855,092 and the gross margin was $2,103,894, or 71.1%. For the three months ended October 25, 1998, cost of goods sold was $884,031 and the gross margin was $1,812,398, or 67.2%. The 3.9% improvement in gross margin is attributed to a more focused merchandise mix, and more effective promotional activity during the three months ended October 31, 1999 as compared to the same period during 1998.

     Total operating expenses were $2,366,730 for the three months ended October 31, 1999, compared to $2,419,345 for the period ended October 25, 1998, or 80.0% and 89.7% of revenues, respectively, representing a decrease of approximately $52,800 for the comparable period. The majority of these expenses were comprised of personnel expenses, which amounted to $1,007,322 and $1,002,829 for the three months ended October 31, 1999, and October 25, 1998, respectively. Occupancy costs of $748,199, and $729,997, and general administrative costs of $481,214 and $456,389 are included in total operating expenses for the three months ended October 31, 1999 and October 25, 1998, respectively.

     Included in operating expenses are corporate overhead expenses of $433,379, or 14.6% of total revenues, for the three months ended October 31, 1999, as compared to $365,190, or 13.6% of total revenues, for the three months ended October 25, 1998, representing an increase of approximately $68,200 for the comparable period. The increase is attributable to the hiring of our Chief Operating Officer in November 1998, and to the expenses associated with the Management Services Agreement as discussed above. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $129,995 and $128,362 for the three months ended October 31, 1999 and October 25, 1998, respectively.

     During the three months ended October 25, 1998 three non-performing stores were closed. Store closing costs of $101,958 included approximately $67,000 of leasehold write-offs, $30,000 of lease termination fees, and $5,000 of professional fees associated with the lease termination negotiations. No stores were closed during the three months ended October 31, 1999.

     As a result of the foregoing, the loss from operations for the three months ended October 31, 1999 was $262,836, as compared with a loss from operations for the three months ended October 25, 1998 of $607,137, an improvement of $344,301.

     Interest expense was $19,493 and $14,266 for the three months ended October 31, 1999, and October 25, 1998, respectively, and is comprised primarily of interest charged on the Bank Note discussed above. Interest income was $1,769 and $3,843 for the three months ended October 31, 1999, and October 25, 1998, respectively, and results from the daily investing of available cash balances.

     Other income was $6,505 and $2,824 for the three months ended October 31, 1999, and October 25, 1998, respectively, and consists primarily of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2000, and are renewable at our option.

     Based on the foregoing, the net loss for the three months ended October 31, 1999 was $274,055, which translates to a net loss per share of $(0.27) after taking into effect the $9,540 of preferred stock dividends as discussed above, based on 1,069,128 weighted average shares outstanding. This compares with a net loss for the three months ended October 25, 1998 of $614,736, or $(0.69) per share, based on 887,513 weighted average shares outstanding as of that date.

RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 25, 1998

     Set forth below is selected summary financial data derived from the financial statements and financial records.

                                    Nine Months Ended    Nine Months Ended
                                    October 31, 1999     October 25, 1998
                                   -------------------   -----------------

Statements of Operations Data:

Total Revenues                       $   8,547,921        $  8,579,492
Operating income (loss)                   (759,281)         (1,362,264)
Net income (loss)                         (786,038)         (1,341,401)
Net income (loss) available to
common shareholders                       (953,138)         (1,341,401)
Net income (loss) per common share            (.95)              (1.51)
Weighted average shares outstanding      1,007,509             887,513

Statistical Data:

Store revenues                       $   8,528,814        $  8,480,783
Store gross margin                       5,976,003           5,760,214
Store operating expenses                 5,459,811           5,922,348
Store operating profit (loss)              516,192            (162,134)
Corporate overhead operating expenses    1,276,467           1,161,802
Gross margin percentage                       69.9%               67.3%
Comparable same store sales
(31 stores)                              7,672,785           7,459,148
Comparable same store sales growth             2.9%                N/A


     Total revenues for the nine months ended October 31, 1999 were $8,547,921 (36 stores), as compared to $8,579,492 (40 stores) for the comparable period ended October 25, 1998, a decrease of approximately $31,600, or 0.4 %. Comparable same store sales were $7,672,785 for the nine months ended October 31, 1999 as compared to $7,459,148 for the comparable period ended October 25, 1998, an increase of approximately $213,600, or 2.9%. The increase was attributable to increased traffic, merchandise and promotional improvements, as well as operational changes initiated during the first quarter of 1999.

     Sales from wholesale and non-store retail operations were $8,263 and $89,739, and are included in total revenues for the nine months ended October 31, 1999 and October 25, 1998, respectively.

     For the nine months ended October 31, 1999, cost of goods sold was $2,568,863 and the gross margin was $5,979,058, or 69.9%. For the nine months ended October 25, 1998, cost of goods sold was $2,803,024 and the gross margin was $5,776,468, or 67.3%. The 2.6% improvement in gross margin is attributed to a more focused merchandise mix, and more effective promotional activity during the nine months ended October 31, 1999 as compared to the same period during 1998.

     Total operating expenses were $6,738,339 for the nine months ended October 31, 1999, compared to $7,102,732 for the period ended October 25, 1998, or 78.8% and 82.8% of revenues, respectively, representing a decrease of approximately $364,400 for the comparable period. The majority of these expenses were comprised of personnel expenses, which amounted to $2,871,354 and $3,018,994 for the nine months ended October 31, 1999, and October 25, 1998, respectively, a decrease of approximately $147,600. Occupancy costs of $2,181,903, and $2,203,926, and general administrative costs of $1,306,713 and $1,400,314 are included in total operating expenses for the nine months ended October 31, 1999 and October 25, 1998, respectively.

     Included in operating expenses are corporate overhead expenses of $1,276,467, or 14.9% of total revenues, for the nine months ended October 31, 1999, as compared to $1,161,802, or 13.5% of total revenues, for the nine months ended October 25, 1998, representing an increase of approximately $114,700 for the comparable period. The increase is primarily attributable to the hiring of our Chief Operating Officer in November 1998, and to the expenses associated with the Management Services Agreement as discussed above. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $378,369 and $377,540 for the nine months ended October 31, 1999 and October 25, 1998, respectively.

     During the nine months ended October 25, 1998 three non-performing stores were closed. Store closing costs of $101,958 included approximately $67,000 of leasehold write-offs, $30,000 of lease termination fees, and $5,000 of professional fees associated with the lease termination negotiations. No stores were closed during the nine months ended October 31, 1999.

     As a result of the foregoing, the loss from operations for the nine months ended October 31, 1999 was $759,281, as compared with a loss from operations for the nine months ended October 25, 1998 of $1,326,264, an improvement of approximately $567,000.

     Interest expense was $48,991 and $48,485 for the nine months ended October 31, 1999, and October 25, 1998, respectively, and is comprised primarily of interest charged on the Bank Note discussed above. Interest income was $7,419 and $14,660 for the nine months ended October 31, 1999, and October 25, 1998, respectively, and results from the daily investing of available cash balances.

     Other income was $14,815 and $18,688 for the nine months ended October 31, 1999, and October 25, 1998, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2000, and are renewable at our option.

     Based on the foregoing, the net loss for the nine months ended October 31, 1999 was $786,038, which translates to a net loss per share of $(0.78) before taking into effect the $167,100 of preferred stock dividends as discussed above, based on 1,007,509 weighted average shares outstanding, or $(0.95) after consideration of the preferred stock dividends. This compares with a net loss for the nine months ended October 25, 1998 of $1,341,401, or $(1.51) per share, based on 887,513 weighted average shares outstanding as of that date.

MERGER WITH AMAZESCAPE.COM

     On November 12, 1999 the Board of Directors of Premier Concepts, Inc. unanimously approved a term sheet presented by AmazeScape.com for a merger of the two entities. The transaction is subject to several conditions precedent. The Board-approved term sheet contemplates that the Company will become a holding company named AmazeScape.com, Inc. and will survive the merger. The holding company will trade on the Nasdaq stock exchange under a new symbol that reflects it name and Internet orientation, and will be managed by the management and Board of Directors of AmazeScape.com. The current businesses of Premier Concepts, Inc. and AmazeScape.com will operate within wholly owned subsidiaries of the holding company. Subject to the execution of definitive agreements and shareholder and Nasdaq approval, AmazeScape.com's management and Board of Directors will assume control of both entities.

YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is working to resolve the potential impact of the year 2000 by upgrading certain aspects of its computer hardware and software systems. As of the date of this filing the Company has completed the hardware upgrades and software conversions, and believes that these efforts will mitigate the Year 2000 Issue, and with regards to its own internal systems the Year 2000 Issue will not have a material impact on the operations of the Company. The Company has also initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 Issue. In view of the foregoing, there is reasonable assurance that the Year 2000 Issue will not have a material adverse effect upon the Company. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has been named as a defendant in a civil action filed in the Supreme Court of the State of New York, County of Onondaga on May 21, 1999. The lawsuit was brought by EkleCo, as plaintiff, against the Company, and asserts claims against the Company for rent and other sums due under the Company's commercial lease for its retail store located in the Palisades Center in West Nyack, New York. The Company has denied liability and on July 27, 1999 the Company filed a counter claim against the landlord asserting breach of contract, false representation and fraud in the inducement in the Company's entering into the lease. The Company intends to vigorously defend the action and prosecute its counterclaims. Based upon its assessment of the facts and consultations with legal counsel, management of the Company believes that the likelihood of a material adverse outcome in the matter is remote.

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the quarter ended October 31, 1999.

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


                                   PREMIER CONCEPTS, INC.


Dated:    December 15, 1999        By:  /s/ Sissel Greenberg
          -----------------             -------------------------------
                                        Sissel Greenberg, President


Dated:    December 15, 1999        By:  /s/ Todd Huss
          -----------------             -------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer