Form 10KSB
period 2000-01-30
PREMIER CONCEPTS INC /CO/
filed 2000-04-27
CIK 879206

                                  FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

                        Commission file number 33-42701

                            PREMIER CONCEPTS, INC.
                    --------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

    Colorado                                           84-1186026
-------------------                               --------------------
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)                 Identification number

       3033 South Parker Road, Suite 120, Aurora, Colorado     80014
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

The Issuer's revenues for the fiscal year ended January 30, 2000 were $12,377,646.

As of April 25, 2000, the aggregate market value of the Common Stock of the Issuer based upon the closing bid price of the Common Stock as quoted on the NASDAQ held by non-affiliates of the Issuer was $8,596,000. As of April 25, 2000, 1,660,028 shares of Common Stock of the Issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant incorporates by this reference the following documents:

     Part III
     --------

     Item 9. Directors, Executive Officers, Promotions and ControlPersons, Compliance with Section16(a) of the Exchange Agreement

     Item 10.  Executive Compensation

     Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Item 12.  Certain Relationships and Related Transactions

     The foregoing are incorporated by reference from the Registrant's Definitive Proxy Statement relating to its Annual Meeting of Shareholders which will be filed as an amendment within 120 days of January 30, 2000.

     Item 13.  Exhibits

     1. Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-08741.

     2. Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-19901.

     3. Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.

     4. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended January 25, 1998.

     5. Incorporated by Reference from the Company's Registration Statement on Form S-4, as amended, SERC File No. 333-30572, as filed with the Commission on April 21, 2000.

Forward-Looking Statements
--------------------------

     In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside our control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.


Reverse Split
-------------

     On April 24, 1999, we effected a 1-for-2 Reverse Split (the "Reverse Split") of our outstanding shares of Common Stock, Warrants, Options and other securities. All share and per share information contained in this Annual Report relating to our Common Stock and other securities have been adjusted to give retroactive effect to the Reverse Split.


Proposed Merger
---------------

     We have executed an Agreement and Plan of Merger with AmazeScape.com, Inc. (AmazeScape). The pending merger is subject to stockholder approval. At the consummation of this transaction, stockholders of AmazeScape will own approximately 87% of the combined entity. It is anticipated that this transaction will be accounted for as a purchase business combination. The transaction will be treated as a reverse merger, with AmazeScape being the surviving Company for financial statement purposes.


                                    PART I

                                   BUSINESS
Overview

     Operating under the names "Impostors" and "Elegant Pretenders," we specialize in the marketing and retailing of high-end reproduction jewelry ("faux jewelry"), 14-karat gold jewelry with cubic zirconia and other synthetic stones and sterling silver jewelry with semi-precious and synthetic stones. Our national chain of 33 retail stores sell jewelry that emulates classic fine jewelry as well as pieces designed by famous jewelers such as Tiffany & Co.(-Registered Mark-), Cartier(-Registered Mark-), Bulgari(- Registered Mark-) and Harry Winston(-Registered Mark-). The product line also includes replicas of jewelry owned by celebrities. Faux jewelry is created with layered gold, cubic zirconia and Austrian crystal to simulate the look of fine jewelry. We also sell a collection of genuine sterling silver jewelry featuring semi-precious and synthetic stones. The products are purchased from several domestic vendors and from vendors in China, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand.

     The Impostors and Elegant Pretenders stores are designed to match the elegant look of our products and to provide customers with the feeling of shopping in an upscale, fine jewelry environment. The stores are located in shopping malls and tourist locations, currently in Southern California, Northern California, the states of Arizona, Colorado, Florida, Louisiana, Maryland, Nevada, New Jersey, Pennsylvania, Virginia, Washington and in the Washington, D.C. area. The largest and most visible store is located in the prime retail area of San Francisco's Union Square. Since January 27, 1997, we have opened thirteen (13) additional retail locations. During the same period, twelve (12) retail stores were closed due to lease expirations and unprofitable operations, bringing the total number of stores currently operating to thirty-three (33).

Business Strategy

     In March 1994, we acquired out of bankruptcy substantially all of the assets and assumed certain liabilities associated with the operation of a nationwide chain of 27 faux jewelry stores which were then operating under the trademark "Impostors." In the months following our entry into the faux jewelry industry, results of operations continued to deteriorate principally due to the continuing burden of excessive operating and overhead expenses, pre-petition and post-petition bankruptcy liabilities, the unprofitability of certain stores, as well as the continuation of ineffective marketing and merchandising strategies.

     Our business strategy the past four years has included growing the retail chain in profitable markets, closing unprofitable stores, remodeling existing stores, and the development of new marketing channels including direct mail and Internet sales. Total revenues for the year ended January 30, 2000 of $12,378,000 were 2.6% less than the total revenues of $12,706,000 for the year ended January 31, 1999. However, the net loss improved by $315,000 from a net loss of $1,060,000 for the year ended January 31, 1999, to $745,000 for the year ended January 30, 2000. Business strategies continue to focus on the leveraging on its name and goodwill to achieve additional distribution for its products as well as seeking new retail locations that offer potential for above average return on investment.

Principal Products

     Our products are comprised of approximately 50% fine jewelry reproductions and emulations of merchandise inspired by classic designers such as Cartier(-Registered Mark-), Tiffany & Co. (-Registered Mark-), Bulgari(- Registered Mark-) and Harry Winston(-Registered Mark-), and approximately 40% of 14-karat gold featuring cubic zirconia and other synthetic stones and 10% sterling silver with semi-precious stones and cubic zirconia. The jewelry ranges from solitaire rings and faux pearl necklaces to earrings, pendants and bracelets. Since the products are set in layered 18-karat gold over jewelers' bronze or 18-karat gold over sterling silver, the jewelry can be offered at substantially less cost than the original pieces. The use of cubic zirconia and other laboratory grown stones offers a more affordable product by emulating the look and feel of expensive gemstone jewelry.

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

     Most of the products are selected from existing inventory offered by vendors. However, from time to time, purchases are made of exclusive items that are manufactured specifically for us under special order. Because the products are high-quality emulations of classic fine jewelry designs that change little from year to year, no significant problems associated with inventory obsolescence have been experienced.

Remodeling and Expansion Strategy

     During the past three years, nine existing stores have been remodeled at an average cost of $30,000 per store. Further remodeling of existing locations will depend upon the availability of working capital from future operations, or additional capital infusion, of which there can be no assurance. Further remodeling of existing locations will also depend on the lease terms, as well as the expected return on such leasehold improvements. Since January 26, 1998, we have opened five additional retail stores and closed six locations due to unprofitable operations and lease expirations. Further expansion of the retail chain beyond the current 33 locations will require additional capital infusion.

     In selecting and evaluating new sites, we have developed criteria that consider local population demographics, customer base, sales per square foot of other retailers in the area and, most significantly, location. Of particular focus are centers and malls with a heavy tourist trade. Absent a high tourist component, a regional mall would be considered only if the location offered is in a high traffic area with a mix of other fashion tenants. We also continue to pursue opportunities in casinos and high-profile hotels. Financial projections for any new proposed site are prepared and any location where we believe break-even operations cannot be achieved within a six to twelve month period are rejected. The opening of a new retail location represents an aggregate capital requirement of approximately $100,000 to $200,000, depending on location and size, which includes initial leasehold expenses and improvements, purchases of furniture, fixtures and equipment and initial inventory costs.

Other Marketing and Distribution Channels

     Currently, over 99% of total revenues are derived from retail store sales, while the remainder is derived from Internet and catalogue sales. In October 1996, we developed and completed our web site "www.impostors.com." In July 1999, we started the process of developing a new e-commerce platform "www.premierjewelry.com" from which to showcase existing and new concepts. While our first web site simply established an Internet presence, the new site is intended to serve as a platform from which we can increase market share and penetrate new markets. The new site will also replace our print catalogue that was developed in November 1997. We expect to launch our new e-commerce platform in the second quarter of 2000.

Market and Customers

     Our business niche bridges the markets between costume and fine jewelry by offering high-quality reproductions of classic and designer fine jewelry and also a collection of 14-karat gold and sterling silver with cubic zirconia, semi-precious and synthetic stones. Faux jewelry distinguishes itself from traditional fashion jewelry by the quality of the metals, stones and craftsmanship utilized in the design and manufacturing process. While costume jewelry is typically price-pointed in the $5 to $30 range, the majority of our faux jewelry is priced in the $30 to $100 range. The 14-karat gold collection has price points between $45 to $1,000, with the majority in the $100 to $400 range.

     The market for our products is to a large extent defined by a knowledgeable customer's desire to have the look, feel and design of classic fine jewelry and expensive diamond and gemstone jewelry, without the cost. The target market is women between the ages of 30 and 60 who are either purchasing jewelry reproductions in place of, or to complement expensive fine jewelry, or professional women who want the look of fine jewelry but are unwilling or unable to pay the fine jewelry price tag. This target market is expected to continue to grow in accordance with the continued increases in the number of women entering the professional workplace. It has been our experience that the vast majority of our retail customers are women purchasing for themselves rather than men purchasing for others.

Suppliers and Vendors

     We purchase our products from vendors who have an established history of manufacturing high-quality jewelry products. These vendors offer a standard product line through catalogues and trade shows and also manufacture certain products specifically for us, for which we will typically be given a 12 to 18 month exclusivity for that item by the vendor. Relationships with our vendors of high-quality product are considered a component of our strategic advantage over other competitors. We work closely with our vendors to constantly upgrade the quality of our products.

     Our products are currently being purchased 60% from domestic vendors and 40% from vendors in Hong Kong, Italy, Korea, Spain, Taiwan and Thailand. Most of the inventory is purchased from vendors' existing inventory and designs, while some is manufactured under special order. Orders from foreign vendors take 6 to 8 weeks to fill, with U.S. vendors delivering in approximately 3 to 4 weeks. Most domestic vendors offer terms of payment of between 30 and 60 days and some offer up to 90 days, while many international vendors require either prepayment or payment prior to shipment. We continually investigate new sources of merchandise in order to maximize profit margins. We consider the identity of our sources of supply to be proprietary to the extent that a product's quality, source and price bear directly upon our competitive advantage. We do not rely on any single source of supply and could readily obtain product from new suppliers should any given source become unavailable. We have not experienced any difficulty in obtaining merchandise and do not anticipate any future problems or restriction of availability.

Competition

     Because our products address a market niche for the look and feel of fine jewelry without the cost, it experiences both indirect and direct competition from others. Indirect competition comes from costume and fashion jewelry at the low end and fine jewelry on the upper end, with our faux jewelry and 14 karat gold with synthetic stones bridging the gap. We believe our products are superior both in design and quality to jewelry offered by traditional fashion jewelry retailers. Conversely, our advantage over expensive fine gemstone and diamond jewelry is one of cost without a commensurate sacrifice in appearance or durability.

     We compete directly with department stores and other retailers of faux jewelry, including home shopping channels, and indirectly with specialty retailers of accessories and related items. Department stores typically offer lower-end costume and fashion jewelry, or on occasion will offer higher-end faux jewelry designed by their own exclusive designers. Our exclusive emphasis on the faux jewelry specialty market niche is designed to attract the customer who has already decided to purchase designer inspired jewelry rather than either costume jewelry or the high-cost piece of genuine fine jewelry. However, we are not alone in this marketing approach, as there exist a few other chains of retailers offering faux jewelry in a directly competitive manner. We are aware of only one other business, N. Landau Hyman, which has a comparable number of specialty retail stores that focus on the sale of faux jewelry. Other specialty retailers who focus on the sale of faux jewelry include Elegant Illusions, which has approximately 25 faux jewelry stores, Mystique which has 4 stores in Florida, and Diamond Essence which has a retail store in New York and another in Chicago, and a direct marketing catalogue concentrating exclusively on 14-karat gold jewelry with faux gemstones. our advantage, if any, over these other retailers lies in our relationships with our vendors, some of which we consider to be highly proprietary, economies of scale offered by our ability to purchase large quantities of inventory from vendors who have certain minimum quantity requirements, and in our store locations. Nevertheless, in order for us to continue to be competitive, we must maintain and expand our desirable store locations and distribution channels and continue to develop strong vendor relations, none of which can be assured.

Intellectual Property

     Copyrights, trademarks and trade secrets are the principal protection for our products, services and reputation. We own federally registered trademarks for the following names: Impostors(-Registered Mark-), Impostors Copy Jewels(- Registered Mark-), Elegant Pretenders(-Registered Mark-) and The Latest In Faux(-Registered Mark-). All of the trademarks are considered by us to be valuable property rights. We believe the protection afforded by these intellectual property rights and the law of trade secrets to be adequate protection for our products and/or services.

     As a reseller of emulations and copies of fine designer jewelry, we must avoid infringing any copyrights or trademarks claimed by the original designer. A copyright protects the manner of expression of a piece of a jewelry rather than the idea or concept behind making it. As our products do not purport to be exact copies, but rather emulations inspired by other designs, we believe that the sale of faux jewelry does not, per se, violate the copyright interest of others. Nevertheless, if a particular jewelry design is subject to copyright protection, that copyright expires after 75 years, if owned by a corporation, or after 50 years after the creator's death, if an individual. Prior to 1988, in order for a designer to claim copyright protection to a piece of jewelry, a copyright notice would have to have been affixed to the original piece. Thus, any jewelry sold in the United States before 1988 without a copyright notice is considered to be in the public domain. However, fine jewelry designed and sold in the United States after 1988 could be subject to copyright protection without the necessity of a copyright notice on the original piece. As a result, there is no effective way of determining if a particular piece of fine jewelry is subject to copyright protection claimed by its original designer. It is, therefore, important for us to ensure that our products do not purport to be exact copies of an original, but only inspired by the original designs.

     Although infrequent, it is possible for a designer to claim trademark protection if it can establish that the customer realizes that a particular piece of jewelry comes from a particular manufacturer. In order to be claimed, however, a registered trademark indication must usually be placed on the original piece. We take meticulous precaution to avoid advertising and marketing strategies that might lead to confusion in the minds of our customers as to the source or origins of our emulation jewelry.

     We have developed and adopted methodologies designed to prevent our infringement of the intellectual property rights of third parties; however, there can be no assurance that we will not be subject to claims for inadvertent infringement from time to time. While there have been only four instances of claimed infringement in the past, when we have received notice of inadvertent infringement, it has been our policy to voluntarily cease and desist selling the particular product. As an average store has more than 1,000 different items of jewelry on display and offered for sale, we have not experienced, and do not expect to experience, any material adverse effects on our revenues in these instances.

License Arrangements

     We have granted a total of four licenses to former Impostors franchisees granting to them the right to use the Impostors(-Registered Mark-) trademark in a total of four retail locations for a period of one year. Each license requires the payment of $5,000 per store per year, and is renewable annually at our discretion. It is not expected that these license arrangements will represent a material portion of our future activity.

Employees and Consultants

     We currently have approximately 85 full-time and 110 part-time employees, of which 19 are employed in our corporate offices. Additional part-time employees are typically hired during the peak holiday season. A manager and assistant manager, as well as one or more sales personnel, staff each retail store. We also have two regional managers (East and West Coasts). Store managers are hired and supervised by the regional managers. All management and staff personnel are employed directly by us.

     In February 1999, we entered into Employment Agreements with our President, Sissel Eckenhausen, our Chief Financial Officer, Todd Huss, and our Chief Operating Officer, Kevin O'Brien. Each Employment Agreement has a term of three years.

     In March 1999, we entered into a Management Services Agreement with Infusion Capital Partners, LLC for the provision of financial advisory services. This agreement was extended in November 1999, for a 2-year term commencing January 1, 2000. We are also party to an E-Commerce Services Agreement with MeridianTelesis, LLC, an Internet services company that is an
affiliate of Infusion.   The E- Commerce Services Agreement requires Meridian
Telesis LLC to provide coordination, oversight and consulting services to complete our E- Commerce project, including Web site design and layout, Web site development and programming, and the integration of a transaction platform. The fee for these services is $95,000 of which $85,000 has been paid to date and the remaining $10,000 is due upon completion and acceptance of the E-commerce project.

Seasonality

     Our business is highly seasonal our mall locations generating approximately 20% of revenues during the December holiday season. Our 15 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

Properties

     We currently maintain executive offices at 3033 S. Parker Road, Suite 120, Aurora, Colorado 80014. The offices consist of 6,890 square feet, which we hold under a 5-year lease expiring in the year 2003, for a rental of $7,464 per month. Our executive offices represented the culmination of a strategic plan to close our executive offices in San Francisco, California to reduce operating expenses.

     Our 33 current retail locations are operated under commercial leases with expiration dates ranging from 2000 to 2012. Store size varies from 310 to 1,200 square feet with annual sales ranging from $200,000 to $1,600,000. Each lease requires the payment of a minimum base rent and additional payments for operating expenses, taxes, insurance and, in some cases, an additional rent based upon a percent of gross sales. On a daily basis, sales, margin and inventory turnover for each store location are monitored. This information is used not only to develop criteria for additional store expansions but also to determine acceptable parameters for lease renewals as they arise. In the ordinary course of business, we are continually engaged in discussions with our various commercial landlords over issues that arise from time to time under the leases. All of the existing commercial retail leases are in full force and effect as of the date of this report.

Legal Proceedings

     From time to time we are involved in commercial disputes in the ordinary course of business with vendors, landlords and other parties, which on occasion become the subject matter of litigation. At the present time, except as set forth below, we are not a party to any legal proceedings outside of the ordinary course of business or which would have a material adverse impact upon our operations or properties.

     We have been named as a defendant in a civil action filed in the Supreme Court of the State of New York, County of Onondaga on May 21, 1999. The lawsuit was brought by EkleCo as plaintiff, and asserts claims against us for rent and other sums due under the commercial lease for its retail store located in the Palisades Center in West Nyack, New York in an aggregate amount of approximately $140,000. We have denied liability, and on July 27, 1999 we filed a counter claim against the landlord asserting breach of contract, false representation and fraud in inducing us to enter into the lease. We are seeking damages in excess of $300,000. We intend to vigorously defend the action and prosecute our counterclaims. Based upon our assessment of the facts and consultations with legal counsel, we believe that the likelihood of a material adverse outcome in the matter is remote.


                 MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

     A Special Meeting of the Shareholders of Premier Concepts, Inc. was held on June 5, 1999. At the meeting, the following matters were acted upon:

1.   Second Stock Purchase Agreement:
     --------------------------------

     A proposal to ratify and approve the Second Stock Purchase Agreement between the company, on the one hand, and Infusion Capital Partners, LLC, on the other, and the other transactions provided for in such Agreements.


                    Votes for      Votes Against       Abstentions
                    ---------      -------------       -----------

                    429,688       23,298              5,502



2. A proposal that in the event Proposal No. 1 is rejected by the Shareholders, to ratify and approve the issuance by the Company to Equisition Capital Partners, LLC a common stock purchase warrant exercisable to purchase 35,200 shares of Common Stock at an exercise price of $4.10 per share.


                    Votes For      Votes Against       Abstentions
                    ---------      -------------       -----------

                    429,488       2,998          6,002


                                    PART II

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock.
---------------------------

     Since April 23, 1997, the Common Stock and Warrants have traded on The Nasdaq Stock Market under the symbols "FAUX," and "FAUXW," respectively. The reported high and low trade information for the Common Stock is presented for the periods beginning January 26, 1998, through April 25, 2000.



                              High           Low
                              --------       --------

     Fiscal Year 1999
First Quarter                 $5.50          $3.25
Second Quarter                $4.75          $2.63
Third Quarter                 $3.50          $0.63
Fourth Quarter                $1.125         $0.88

     Fiscal Year 2000
First Quarter                 $2.375         $0.875
Second Quarter                $2.00          $1.375
Third Quarter                 $1.25          $0.938
Fourth Quarter                $21.25         $0.875

     Fiscal Year 2001
Through April 25, 2000        $18.25         $6.625


     (1) All prices have been adjusted to give retroactive effect to a one-for-two reverse stock split that was effective on April 24, 1999.

     The high and low sales prices of the Company's Common Stock on April 25, 2000 were $8.625 and $8.25, respectively, as listed on The Nasdaq Stock Market. As of April 25, 2000 there were approximately 540 shareholders of record of the Company's Common Stock.

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

Liquidity and Capital Resources
-------------------------------

     At January 30, 2000 the cash balance of $357,653 was approximately 62% greater than the cash balance of $221,273 at January 31, 1999.

     On March 11, 1999 we received approximately $211,500 of proceeds net of offering costs from the sale of 176,615 shares of common stock. On June 30, 1999 approximately $274,500 of proceeds net of offering costs was received from the sale of 223,385 shares of Series A Convertible Preferred Stock in a private placement. The preferred stock was convertible to shares of common stock at a conversion price of $1.25 per share. Holders of the preferred stock earned dividends at the rate of 10% per year, payable only in the form of common stock. On November 11, 1999 the holders converted all the shares of the preferred stock to common stock. A total of 234,419 shares were issued in the conversion which included 11,034 shares issued attributable to accumulated dividends. These funds are being used for the development of our e-commerce business, and for the reduction of the principal balance of the Bank Note as discussed below, as well as for general working capital.

     On April 1, 1999 we made a principal reduction of $112,000 on the note payable (Bank Note) with a Colorado Financial institution. Upon maturity on May 28, 1999, the Bank Note was renewed. The renewed note bears interest at the Bank's prime lending rate plus 1.5%, and requires monthly payments of $1,000 plus accrued interest, beginning in June, 1999 and continuing until the maturity date of June 20, 2000. A one time principal payment of $37,000 was paid on December 20, 1999. The Bank Note principal balance of $404,000 is classified as short-term debt at January 30, 2000.

     On January 31, 1999, $122,000 of accounts payable relating to the spring 1998 construction of the store at Palisades Center in West Nyack, New York was converted to a long-term note. The note requires monthly installments of $5,000 including principal and interest at 10%, with a single payment of $35,000 paid on January 1, 2000. The principal balance of $46,311 at January 30, 2000 is classified as current debt.

     Under the terms of the Agreement and Plan of Merger, we have placed into escrow all of the cash proceeds totaling $102,903 from the exercise of options or warrants received after November 17, 1999, through January 30, 2000. In the event the merger transaction is consummated, the funds will be released to AmazeScape. In the event the merger transaction is not consummated, the funds will be released to Premier Concepts, Inc. These escrowed funds are classified as restricted cash at January 30, 2000.

     During the year ended January 30, 2000, merchandise inventories decreased $189,340, or approximately 10% from $1,975,595 at January 31, 1999 to $1,786,255 at January 30, 2000. This decrease reflects effect of operating three less stores from thirty-six (36) stores at January 31, 1999 to thirty-three (33) at January 30, 2000. In addition, it reflects the effects of tighter inventory controls and a more focused merchandising strategy implemented in during the fourth quarter of the year ended January 31, 1999. Efforts are ongoing to further our merchandising strategy to increase our gross margins and inventory turns.

     Prepaid expenses and other current assets increased $162,934 from $97,295 at January 31, 1999 to $260,229 at January 30, 2000. The increase is primarily due to legal, accounting and other professional fees of approximately $155,000 incurred associated with the proposed merger with AmazeScape as discussed above. Under the terms of merger agreement, these costs are to be paid by AmazeScape as they come due. Also included in prepaid expenses and other current assets is approximately $17,000 representing the imputed value of a warrant to purchase 25,000 shares of common stock at $.875 per share associated with a two year extension of a Management Services Agreement. The agreement provides for certain consulting services including arrangement of the first and second equity fundings as discussed above, as well as strategic, operational and investment banking advice. On November 1, 1999 the Management Services Agreement was extended an additional two years through December 2002. These costs are being amortized during fiscal 2001.

     Also included in prepaid expenses and other current assets is approximately $14,000 of costs associated with the replacement of our point of sale computer systems at all the retail stores, and a point of sale and inventory control software conversion completed in September, 1999. These costs are being amortized over three years.

     As a result of the foregoing, current assets increased by $212,877, from $2,294,163 at January 31, 1999, to $2,507,040 at January 30, 2000.

     On November 12, 1999, 228,571 shares of common stock were sold to an investor in a private placement for $200,000. The proceeds from the sale, and the shares of common stock, are being held in escrow. The escrowed funds are to be used as partial collateral to facilitate a debt financing. The funds and the shares of common stock will be released from the escrow account upon certain terms and conditions, including the approval of the Board of Directors and consent of the lender in the proposed debt financing. In the event the merger transaction described above is not consummated prior to May 15, 2000, at the investor's option the $200,000 will be released from escrow and disbursed to the investor, and the 228,571 shares of common stock will be returned and cancelled. These escrowed funds are classified as restricted cash at January 30, 2000, and the escrowed shares of common stock are classified as redeemable common stock.

     In October 1996, we developed and launched our first e-commerce web site "impostors.com" which provided our initial Internet presence. While the web site had the capability to generate sales of our product, we have realized only modest revenue generated directly from the web site. In July 1999, we started the process of developing a new e-commerce platform "premierjewelry.com" from which we intend to showcase existing and new product concepts, and serve as a platform from which we can increase market share and penetrate new markets. The new site, expected to launch in late April 2000, will also replace our print catalogue that was developed in November 1997. As of January 30, 2000, we have invested approximately $131,000 in the new "premierjewelry.com" web site.


     During the year ended January 30, 2000 approximately $49,000 was invested in computer equipment and fixture improvements at the our corporate offices in Aurora, Colorado, to upgrade our point of sale and inventory control, and accounting systems. Other asset additions include $11,500 invested to develop additional design concepts for future retail expansion, approximately $15,000 in minor improvements in existing retail locations, and $30,000 associated with securing the lease for a retail store location in the new Aladdin Hotel and Casino in Las Vegas, Nevada. This store is expected to open in the August of 2000. The total investments made during the year ended January 30, 2000 of $104,057 compares to the $835,347 invested in property and equipment for the year ended January 31, 1999. These investments consisted of leasehold improvements in connection with the remodeling of the stores in Palm Desert and Pleasanton, California, and in Menlo Park, New Jersey, as well as the construction of four new locations at the Riverwalk in New Orleans, Louisiana, Franklin Mills in Philadelphia, Pennsylvania, Palisades Center in West Nyack, New York, and the Fashion Outlet in Primm, Nevada.

     During the year ended January 30, 2000, two stores were closed upon expiration of the leases. These stores were located at the Paradise Valley Mall in Phoenix, Arizona, and at the Pentagon City Mall in Arlington, Virginia. No store closing costs were incurred with the closings of these two stores. Our store at the Palisades Center Mall in West Nyack, New York was closed in January 2000, due to continued poor performance. Investments in leasehold improvements of approximately $130,000 were written off upon the store closing and are included in store closing costs. We are in litigation with the landlord to mitigate our losses, but as of the date of this filing, no settlement has been reached. (See "Legal Proceedings" in Part I above.)

     Based on the foregoing, property and equipment, net of accumulated depreciation, decreased approximately $509,000, from $2,699,376 at January 31, 1999, to $2,190,331 at January 30, 2000.

     Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $50,633 at January 30, 2000.

     As of January 30, 2000 approximately $131,000 had been invested to design and construct a new e-commerce web site that is expected to be launched during the first quarter of fiscal 2000/01.

     As of January 30, 2000, total outstanding liabilities were $2,402,884 compared to $2,483,036 at January 31, 1999, a decrease of $80,152. Current liabilities decreased $59,110, from $2,232,760 at January 31, 1999 to $2,173,650 at January 30, 2000, primarily reflecting increases in accounts payable and accrued liabilities associated with the accrual of approximately $155,000 of costs associated with the proposed merger with AmazeScape as discussed above, and the reductions of the Bank Note and construction note payable as discussed above.

     In addition to the Bank Note and the store construction note payable, both as discussed above, the current portion of long-term debt includes notes that were part of the Impostors retail chain acquisition in February 1994. The total debt related to these notes was reduced by $7,480 as the result of normal scheduled payments from $19,973 at January 31, 1999, to $12,493 at January 30, 2000.

     In November 1999, a settlement was reached on a note payable that was due for legal services relating to the acquisition of the retail chain in 1994.
On November 3, 1999, $6,000 was paid, with the $30,000 balance of the note paid on December 28, 1999.

     Accounts payable increased by $96,882 from $965,189 at January 31, 1999 to $1,062,071 at January 30, 2000. Other accrued liabilities increased by $60,215 from $584,461 at January 31, 1999 to $644,676 at January 30, 2000.
Excluding the approximately $155,000 of costs accrued associated with the proposed merger with AmazeScape as noted above, accounts payable and accrued liabilities represent expenses incurred in the ordinary course of business in connection with the operation of the Impostors retail chain.

     Working capital, net of restricted cash as discussed above, increased by $169,084, from $61,403 at January 31, 1999, to $230,487 at January 30, 2000,
primarily reflecting the increase in cash of $136,380 resulting from the private equity investments as discussed above.

     Deferred rent increased $27,990 from $201,244 at January 31, 1999, to $229,234 at January 30, 2000, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

     The increase in common stock of $881 from $1,775 at January 31, 1999 to $2,656 at January 30, 2000, and the net increase in additional paid-in capital of $637,821 from $5,660,263 to $6,298,084 at January 31, 1999 and January 30,
2000, respectively, reflects the proceeds received from the March and June, 1999 equity financings, all as discussed above, net of $14,000 of direct costs of the offerings, and the preferred stock dividend of $10,394. In addition, certain employees and former directors exercised incentive stock options under our 1993 Incentive Stock Option Plan to purchase 25,000 shares of common stock. An additional 2,160 shares of common stock were issued from the exercises of options granted to a former director and to our President and Chief Executive Officer they received as compensation for their personal guarantee of our lease of our corporate offices in Denver, Colorado. Total proceeds from the exercise of stock options were $102,903.

     As a result of the net loss for the year ended January 30, 2000 of $745,185 the accumulated deficit increased from $3,008,370 at January 31, 1999 to a deficit of $3,753,555 at January 30, 2000. As a result of the loss, and considering the equity financing and the exercise of incentive stock options, total stockholders' equity decreased $106,483 from $2,653,668 at January 31, 1999, to $2,547,185 at January 30, 2000.

     Net cash provided by operating activities for the year ended January 30, 2000 was $150,735, compared with cash provided by operating activities of $352,359 for the year ended January 31, 1999. This change of approximately $202,000 primarily reflects the effect of: 1) the decrease in merchandise inventories of approximately $189,000 for the year ended January 30, 2000, compared to the decrease in merchandise inventories of approximately $332,000 during the comparable year ended January 31, 1999; 2) the increase in other assets of approximately $137,000 as discussed above, as compared to the decrease of other assets of approximately $184,000 for the year ended January 31, 1999; 3) the increase of accounts payable and accrued liabilities of approximately $157,000 for the year ended January 30, 2000, as compared to the increase in accounts payable and accrued liabilities of approximately $277,000 for the year ended January 31, 2000, and; 4) the $314,500 improvement of the net loss from a net loss of approximately $1,060,000 for the year ended January 31, 1999, to a net loss of approximately $745,000 for the year ended January 30, 2000.

     Cash used in investing activities of $235,115, primarily represents the investment in the new e-commerce web site and improvements in computer equipment at the corporate offices in Aurora, Colorado as discussed above. This compares with net cash used by investing activities of $835,347 during the year ended January 31, 1999 which primarily represents investments in new retail stores and remodeling efforts as discussed above.

     Net cash provided by financing activities for the year ended January 30, 2000, was $523,663, and represents the net proceeds of the equity financing and exercise of incentive stock options, and payments on notes payable, both as discussed above. This compares to net cash used by financing activities of $101,788 for the year ended January 31, 1999, representing payments on notes payable.

     The foregoing resulted in an increase in the cash position of $439,283, from $221,273 at January 31, 1999 to $660,556 at January 30, 2000. However,
as discussed above, approximately $303,000 of the cash at January 30, 2000, is restricted.

     On August 20, 1999 a lease was executed to open a retail store in the new Aladdin Hotel and Casino in Las Vegas, Nevada. This store is expected to open in August of 2000. No additional leases to open retail locations have been executed. However, possible new locations are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$200,000, including the lease build-outs, fixtures, equipment and inventory. As discussed above, the funds received in the March and June 1999, equity financing, provided new capital to meet current obligations, and provided capital to further the Company's business plan.

     Also, as discussed above, in November 1999, 228,571 shares of common stock were sold to an investor for $200,000. The proceeds from the equity sale are being held in escrow and will be used as partial collateral to obtain additional debt financing of up to $500,000 to provide capital for retail expansion, further development of e-commerce, and general working capital. Additional sources of capital are currently being evaluated to meet plans for future capital investment and working capital needs. However, there can be no assurance that such financing will be secured.


Results of Operations
---------------------

     Set forth below is selected summary financial data derived from the financial statements and financial records:


                                   Fiscal              Fiscal
                                   Year Ended          Year Ended
                                   January 30, 2000    January 31, 1999
                                   ----------------    ----------------

Statements of Operations Data:
Total Revenues                     $    12,377,646      $  12,705,602
Operating income (loss)                   (714,067)        (1,051,573)
Net income (loss)                         (745,185)        (1,059,688)
Net income (loss) available
  to common shareholders                  (897,708)        (1,059,688)
Net income (loss) per common
  share (basic and diluted)                   (.85)             (1.19)
Weighted average shares
  outstanding (basic and diluted)        1,055,088            887,513

Statistical Data:
Store revenues                     $    12,355,987      $  12,525,435
Store gross margin                       8,701,998          8,505,483
Store operating expenses                 7,547,575          7,843,427
Store operating profit                   1,024,295            662,056
Corporate overhead operating expenses    1,734,846          1,616,834
Gross margin percentage                      70.3%              67.3%
Comparable same store sales (31 stores) 11,079,954         10,780,354
Comparable same store sales growth            2.8%              -5.6%

     Total revenues for the year ended January 30, 2000 were $12,377,646 for the year ended January 30, 2000 as compared to $12,705,602 for the year ended
January 31, 1999, a decrease of $327,956. The decrease is partially reflective of a decrease in wholesale sales of $156,297, from $164,560 for the year ending January 31, 1999 to $8,263 for the year ended January 30, 2000.
This decrease was due to working capital constraints that did not allow us to procure sufficient product for wholesale distribution. The remaining decrease is due to net revenues lost through the closings of unprofitable stores and stores closed upon lease expirations during fiscal years ended January 31, 1999, and January 30, 2000. Following is a schedule of store openings and closings for the past two fiscal years:

     Fiscal Year Ended January 31, 1999:

     New stores opened:

     The Riverwalk - New Orleans, Louisiana            March 8, 1998
     Franklin Mills - Philadelphia, Pennsylvania       March 19, 1998
     Palisades Center - West Nyack, New York           April 3, 1998
     Fashion Outlet - Primm, Nevada                    July 15, 1998
     Block at Orange - Orange, California              November 19, 1998

     Stores closed:

     Jackson Brewery - New Orleans, Louisiana          March 2, 1998
     Kiosk at Washington National Airport -
          Arlington, Virginia                          July 31, 1998
     Miami International Mall - Miami, Florida         September 9, 1998
     St. Louis Galleria - St. Louis, Missouri          September 30, 1998
     Dallas Galleria - Dallas, Texas                   January 3, 1999
     Brea Mall - Brea, California                      January 5, 1999

     Fiscal Year Ended January 30, 2000:

     Stores closed:

     Paradise Valley Mall - Phoenix, Arizona           December 26, 1999
     Pentagon City - Arlington, Virginia               January 25, 2000
     Palisades Center - West Nyack, New York           January 25, 2000


     Comparable same store sales, adjusted to the fifty-two week year, were $11,079,954 for the year ended January 30, 2000 as compared to $10,780,354, an increase of approximately $300,000, or 2.8%. The increase is partially attributable to a strong fourth quarter holiday shopping season in which we realized comparable same store sales gains of approximately 5%.

     Sales from wholesale and non-store retail operations were $8,263 and $164,560 for the years ended January 30, 2000, and January 31, 1999, respectively. Revenues from our catalog and sales generated from our web site have historically been minor, but are expected to increase significantly during fiscal 2000/01 upon the launching of our new web site during the first quarter.

     For the year ended January 31, 1999, cost of goods sold was $4,158,271 and the gross margin was $8,547,331, or 67.3%. For the year ended January 30, 2000, cost of goods sold was $3,671,297 and the gross margin was $8,706,349, or approximately 70.3%. The 3% increase in gross margin is attributed to a more focused merchandise mix, and more effective promotional activity during the year ended January 30, 2000 as compared to the year ended January 31, 1999.

     Total operating expenses were $9,420,416 for the year ended January 30, 2000, compared to $9,598,904 for the year ended January 31, 1999, or 76.1% and 75.5% of revenues, respectively, representing a decrease of approximately
$178,500 for the comparable year. A significant portion of these expenses were comprised of personnel expenses, which amounted to $3,970,176 and $4,110,433 for the twelve months ended January 30, 2000, and January 31, 1999, respectively, a decrease of approximately $140,300. Occupancy costs of $2,936,361, and $2,935,159, and other selling, and general administrative expenses of $1,883,377 and $1,937,245 are included in total operating expenses for the years ended January 30, 2000 and January 31, 1999, respectively.
Other selling, general and administrative expenses represent expenses incurred in the ordinary course of business including costs of merchandise distribution, supplies and packaging, telephone and utility expenses, advertising, professional and legal fees, and other general store and corporate operating costs.

     Included in operating expenses are corporate overhead expenses of $1,734,846, or 14.0% of total revenues, for the year ended January 30, 2000, as compared to $1,616,834, or 12.7% of total revenues, for the year ended
January 31, 1999, representing an increase of approximately $118,000 for the comparable period. The increase is primarily attributable to the hiring of our Chief Operating Officer in November 1998, and to the expenses associated with the Management Services Agreement as discussed above. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $500,373 and $501,697 for the years ended
January 30, 2000 and January 31, 1999, respectively.

     During the year ended January 31, 1999 three non-performing stores were closed. Store closing costs of $114,370 included approximately $67,000 of leasehold write-offs, $30,000 of lease termination fees, and $5,000 of professional fees associated with the lease termination negotiations. During the year ended January 30, 2000, our store at the Palisades Center in West
Nyack, New York was closed due to continued poor performance. Investments in leasehold improvements of approximately $130,000 were written off upon the store closing and are included in store closing costs. We are in litigation with the landlord to mitigate our losses, but as of the date of this filing no settlement has been reached. (See "Legal Proceedings" in Part I above).

     As a result of the foregoing, the loss from operations for the year ended
January 31, 2000 was $714,067, as compared with a loss from operations for the year ended January 31, 1999 of $1,051,573, an improvement of approximately
$337,500.

     Interest expense was $61,996 and $62,560 for the years ended January 30, 2000, and January 31, 1999, respectively, and is comprised primarily of interest charged on the Bank Note and the construction note payable as discussed above. Interest income was $11,136 and $18,133 for the years ended
January 30, 2000, and January 31, 1999, respectively, and results from the daily investing of available cash balances.

     Other income was $19,742 and $36,312 for the years ended January 30, 2000, and January 31, 1999, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2000, and are renewable at our option.
Also included in other income for the year ended January 31, 1999, was approximately $13,000 receivable from the U.S. government resulting from the carry back of available net operating losses to fiscal year 1997.

     As discussed above, in June 1999, we sold in a private placement 223,385 shares of Series A Preferred Stock ("preferred stock"). The holders of the preferred stock were entitled to receive dividends at the annual rate of 10% per year. The dividend was payable only upon the conversion of the preferred stock. (See above for the terms of the conversion.) In November 1999, the holders of the preferred stock converted all their shares to common stock.
The preferred stock dividend of $10,394 represents the value of the common stock issued as a dividend.

     Also as discussed above, the preferred stock was convertible by the holder at any time into shares of common stock at $1.25 per share. The difference between the $220,871 allocated to the preferred stock and $363,000 representing the underlying value of the common stock that the preferred stock converts to at the issuance date, was recorded as an imputed dividend to the holders of the preferred stock.

     In addition, the preferred stock investors received a warrant to purchase
80,000 shares of the Company's $.002 par value Common Stock at an exercise price of $4.10 per share. The warrant has a term of three years and expires in June 2002.

     Based on the foregoing, the net loss for the year ended January 30, 2000 was $745,185, which translates to a net loss per share of $(0.71) before taking into effect the $152,523 of preferred stock dividends as discussed above, based on 1,055,088 weighted average shares outstanding, or $(0.85) after consideration of the preferred stock dividends. This compares with a net loss for the year ended January 31, 1999 of $1,059,688, or $(1.19) per share, based on 887,513 weighted average shares outstanding as of that date.

Year 2000
---------

     The Year 2000 problem exists because many computer programs, embedded systems and components were designed to refer to a year by the last two digits of the year, such as '99" for "1999." We believe that our activities to mitigate potential Year 2000 problems have been successful. However, there are no assurances that the Year 2000 problems incurred by our vendors will not have a material adverse effect on our business, financial condition or results of operations.

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





                         INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

Independent Auditor's Report                                               F-2

Balance Sheet - As of January 30, 2000                                     F-3

Statements of Operations - For the Fiscal Years Ended January 30, 2000
and January 31, 1999                                                       F-4

Statement of Changes in Stockholders' Equity - For the Fiscal Years Ended
January 31, 1999 and January 30,  2000                                     F-5

Statements of Cash Flows - For the Fiscal Years Ended January 30, 2000
and January 31, 1999                                                       F-6

Notes to Financial Statements                                              F-7


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Premier Concepts, Inc.
Denver, Colorado

     We have audited the accompanying balance sheet of Premier Concepts, Inc.
as of January 30, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended January 30, 2000 and January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Concepts, Inc., as of January 30, 2000, and the results of its operations and its cash flows for the fiscal years ended January 30, 2000 and January 31, 1999, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Denver, Colorado
March 3, 2000



                             PREMIER CONCEPTS, INC.

                                 BALANCE SHEET
                                JANUARY 30, 2000


ASSETS
Current Assets:
     Cash and cash equivalents..............................    $  357,653
     Restricted cash........................................       102,903
     Merchandise inventories................................     1,786,255
     Prepaid expenses and other.............................       260,229
                                                                ----------
          Total current assets..............................     2,507,040
Property and Equipment, Net.................................     2,190,331
Other Assets:
     Restricted cash........................................       200,000
     Trademarks, net of accumulated amortization of
      $93,367...............................................        50,633
     Website development cost...............................       131,058
     Other..................................................        71,007
                                                                ----------
          Total Assets......................................    $5,150,069
                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable..........................................    $  466,903
     Accounts payable.......................................     1,062,071
     Accrued liabilities....................................       644,676
                                                                ----------
          Total current liabilities.........................     2,173,650
Deferred Rent...............................................       229,234
                                                                ----------
          Total liabilities.................................     2,402,884
                                                                ----------
Commitments and Contingency (Notes 4 and 5)
Redeemable Common Stock, $.002 par value, 228,571 shares
  issued and outstanding....................................       200,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 20,000,000 shares
     authorized; no shares issued and outstanding...........            --
  Common stock, $.002 par value; 850,000,000 shares
     authorized; 1,328,207 shares issued and outstanding....         2,656
  Additional paid-in capital................................     6,298,084
  Accumulated deficit.......................................    (3,753,555)
                                                                ----------
          Total Stockholders' Equity........................     2,547,185
                                                                ----------
Total Liabilities and Stockholders' Equity..................    $5,150,069
                                                                ==========

             See accompanying notes to these financial statements.

                             PREMIER CONCEPTS, INC.

                            STATEMENTS OF OPERATIONS

                                             FOR THE FISCAL YEARS ENDED
                                             --------------------------
                                             JANUARY 30,    JANUARY 31,
                                                2000           1999
                                             -----------    -----------
NET REVENUES:
  Retail                                     $12,369,383    $12,541,042
  Wholesale                                        8,263        164,560
                                             -----------    -----------
     Total revenues                           12,377,646     12,705,602

COST OF GOODS SOLD                             3,671,297      4,158,271
                                             -----------    -----------
     Gross margin                              8,706,349      8,547,331

OPERATING EXPENSES:
  Personnel                                    3,970,176      4,110,433
  Occupancy                                    2,936,361      2,935,159
  Other selling, general and administrative    1,883,377      1,937,245
  Depreciation and amortization                  500,373        501,697
  Store closing costs                            130,129        114,370
                                             -----------    -----------
     Total operating expenses                  9,420,416      9,598,904
                                             -----------    -----------
OPERATING LOSS                                  (714,067)    (1,051,573)

OTHER INCOME (EXPENSE):
  Interest expense, net                          (50,860)       (44,427)
  Other                                           19,742         36,312
                                             -----------    -----------
     Other expense, net                          (31,118)        (8,115)
                                             -----------    -----------

NET LOSS                                        (745,185)    (1,059,688)
Preferred Stock Dividends                        (10,394)            --
Preferred Stock Dividends -- Imputed            (142,129)            --
                                             -----------    -----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS    $  (897,708)   $(1,059,688)
                                             ===========    ===========
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)$     (0.85)   $     (1.19)
                                             ===========    ===========
Weighted Average Common Shares Outstanding
  (Basic and Diluted)                          1,055,088        887,513
                                             ===========    ===========

             See accompanying notes to these financial statements.

                             PREMIER CONCEPTS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE FISCAL YEARS ENDED JANUARY 31, 1999 AND JANUARY 30, 2000

                        SERIES A
                    PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                  --------------------    -------------------     PAID-IN
ACCUMULATED
                   SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL
DEFICIT       TOTAL
                   --------    --------    ---------    ------    ----------
-----------    -------
BALANCES, January
 25, 1998               --    $     --      887,513    $1,775    $5,660,263
$(1,948,682)   $3,713,356
  Net loss              --          --           --        --            --
(1,059,688)   (1,059,688)
                   --------    --------    ---------    ------    ----------
-----------   -----------
BALANCES, January 31,
  1999                  --          --      887,513     1,775     5,660,263
(3,008,370)    2,653,668
  Common stock
    issued in
    private
    placement           --          --      176,615       353       211,190
    --       211,543
  Common stock issued
    for services        --          --        2,500         5         4,995
    --         5,000
  Preferred stock
    issued in
    private
    placement      223,385      22,339           --        --       252,118
   --        274,457
  Exercise of
    stock options       --          --       27,160        54       102,848
    --       102,902
  Warrants issued
    for services        --          --           --        --        44,800
    --        44,800
  Preferred stock
    dividend            --          --           --        --       (10,394)
    --       (10,394)
  Conversion of
    preferred
    stock         (223,385)    (22,339)     234,419       469        32,264
    --        10,394
  Net loss              --          --           --        --            --
(745,185)     (745,185)
                  --------    --------    ---------    ------    ----------
-----------    -----------
BALANCES, January
   30, 2000             --    $     --    1,328,207    $2,656    $6,298,084
$(3,753,555)   $2,547,185
                  ========    ========    =========    ======    ==========
===========    ===========

             See accompanying notes to these financial statements.

                             PREMIER CONCEPTS, INC.

                            STATEMENTS OF CASH FLOWS

                                                     FOR THE FISCAL
                                                       YEARS ENDED
                                                  ----------------------
                                                       JANUARY 31,
                                                     2000           1999
                                                  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(745,185)   $(1,059,688)
  Adjustments to reconcile net loss to net
     cash from operating activities:
     Amortization of warrants issued for services    27,742
     Depreciation and amortization                  500,373        501,697
     Store closing costs                            130,129         77,586
  Changes in operating assets and liabilities:
     (Increase) decrease in:
       Merchandise inventories                      189,340        332,244
       Other assets                                (136,751)       184,128
     Increase (decrease) in:
       Accounts payable and accrued liabilities     157,097        276,994
       Other liabilities                             27,990         39,398
                                                  ---------     -----------
     Net cash provided by operating activities      150,735        352,359

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment  (104,057)      (835,347)
  Capital expenditures for development in Website  (131,058)            --
                                                  ---------     -----------
     Net cash used in investing activities         (235,115)      (835,347)
                                                  ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred offering costs                           (14,000)            --
  Proceeds from issuance of redeemable common
     stock                                          200,000             --
  Proceeds from issuance of common stock            220,768             --
  Proceeds from issuance of preferred stock         279,231             --
  Proceeds from exercise of options and warrants    102,903             --
  Proceeds from issuance of notes payable            12,000        610,000
  Payment on notes payable                         (277,239)      (711,788)
                                                  ---------     -----------
     Net cash provided by (used in) financing
        activities                                  523,663       (101,788)
                                                  ---------     -----------

INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS      439,283       (584,776)
CASH AND CASH EQUIVALENTS, beginning of period      221,273        806,049
                                                  ---------     -----------

CASH AND CASH EQUIVALENTS, end of period          $ 660,556     $  221,273
                                                  =========     ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid for interest                          $  58,110     $   72,203
                                                  =========     ===========
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
  Conversion of accounts payable to note payable  $      --     $  122,000
                                                  =========     ===========
  Preferred stock dividend  -- non-cash           $  10,394     $       --
                                                  =========     ===========



             See accompanying notes to these financial statements.

                             PREMIER CONCEPTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations -- Premier Concepts, Inc. (the "Company") was incorporated in the state of Colorado in 1988. During 1993, the Company acquired certain real estate located in a limited stakes gaming city in Colorado, which were exchanged during 1993 for common stock of Global Casinos, Inc. (Global), a company which had two common directors. During 1994, the Company purchased out of bankruptcy certain assets and liabilities of American Fashion Jewels, Inc. (Impostors) and, in a separate transaction, Mirage Concepts, Inc. (Mirage), both of which are retail chains of reproduction jewelry stores. As of January 30, 2000, the Company operated 33 retail stores with a geographic concentration of stores in California, including one store in San Francisco, California that accounted for approximately 13% and 11% of total revenues during the fiscal years ended January 30, 2000 and January 31, 1999, respectively.

     Liquidity -- The Company's business strategy has been to grow the retail chain in profitable markets as to leverage its name and goodwill to achieve additional distribution for its products. At January 30, 2000, the Company had approximately $230,000 in working capital (net of restricted cash, see Note 5) and has incurred over $1.7 million in operating losses over the last two years. Management is attempting to return the Company to profitability by closing unprofitable stores and restructuring store operations through the enhancement of executive and senior management. During the year ended January 30, 2000, the Company raised approximately $500,000 in private equity fundings through sales of the Company's common and preferred stock. It has an additional $200,000 held in escrow for the sale of redeemable common stock reflected outside of stockholder's equity (see Note 5).

     The Company has also entered into a definitive agreement to merge with AmazeScape.com, Inc. (AmazeScape) (see Note 7). While AmazeScape only commenced operations in August 1999 and had no revenues through December 31, 1999 with operating losses, management believes AmazeScape has substantial potential for growth and the combined operations will enhance the future of the Company.

     Although management cannot assure that future operations will be profitable nor that additional debt and/or equity capital will be raised, it believes that its capital resources will be adequate to maintain and realize its business strategy. Should, however, losses continue it could adversely affect future operations.

     Fiscal Year -- The Company's year is a 52/53-week period ending on the last Sunday in January. Fiscal years ended January 30, 2000 (fiscal 2000) and January 31, 1999 (fiscal 1999) contained 364 and 371 days of activity, respectively.

     Cash Equivalents -- For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Inventories -- Inventories consist primarily of merchandise which is held for resale. Inventories are stated at the lower of cost or market, as calculated using the average-cost method. Inventory costs include the amounts charged by vendors and related freight-in costs.

     Property and Equipment -- Property and equipment is stated at cost. Depreciation is computed over the lesser of the lease term on each location that the assets reside or the estimated useful lives of the assets using the straight-line method generally over a 5 to 10-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

     Trademarks -- A portion of the Impostors purchase price was allocated to trademarks. This cost is being amortized over 10 years.

     Website Development Cost -- The Company is currently developing its Website and related costs have been capitalized. After the completion of the Website, capitalized development costs will be amortized over three years, which is the estimated life of the current Website.

     Advertising -- The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed the first time the advertising takes place. Advertising expense was $177,198 and $194,349 for the years ended January 30, 2000 and January 31, 1999, respectively.

     Deferred Rent -- Many of the Company's store leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference as deferred rent.

     Fair Value of Financial Instruments -- The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, notes payable, and accrued liabilities approximate fair value due to their short maturities.

     License Agreements -- The Company grants license agreements to entities for the use of the Impostors' name. License fees are recognized as income on a straight-line basis over the term of the agreement.

     Income Taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109 which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax bases of asset and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Foreign Currency Transactions -- Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in results of operations. The effects of these transactions are immaterial for fiscal 2000 and fiscal 1999.

     Use of Estimates -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets and Trademarks -- In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. No impairment has been taken for the year ended January 30, 2000 or January 31, 1999.

     Comprehensive Loss -- Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investment. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustment on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for all periods presented in those financial statements.

     Stock-Based Compensation -- As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant for common stock issued to employees only, if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

     Net Loss Per Common Share -- The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS -- basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended January 30, 2000 and January 31, 1999. Accordingly, basic and diluted EPS are the same for each year. The Company accrued an imputed dividend on the convertible preferred stock when determining the net loss applicable to common shareholders (see note 5).

     Impact of Recently Issued Accounting Standards -- In 1998, SFAS Nos. 133, Accounting for Derivative Instruments and Hedging Activities and No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprises were issued. These pronouncements are not expected to impact the Company.

     Reclassification -- Certain reclassifications have been made to conform fiscal 1999 financial statements to the presentation in fiscal 2000. The reclassification had no effect on net loss.

2. PROPERTY AND EQUIPMENT:

     At January 3, 2000, property and equipment consists of the following:

Furniture, fixtures and equipment                           $ 1,754,626
Leasehold improvements                                        2,252,451
                                                            -----------
                                                              4,007,077
Less accumulated depreciation and amortization               (1,816,746)
                                                            -----------
                                                            $ 2,190,331
                                                            ===========

     Related depreciation and amortization expense for the years ended January 30, 2000 and January 31, 1999 was $487,973 and $489,298, respectively.

3. NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable consist of the following:

                                                              JANUARY 30,
                                                                 2000
                                                              -----------
Note payable to a bank, interest payable monthly at prime
  rate plus 1.5% at January 30, 2000, $1,000 monthly
  principal payments and the remaining balance due June
  2000, collateralized by substantially all the assets of
  the Company                                                    $404,000
Note payable to an entity for services rendered in
  connection with the build-out of the Company's store in
  West Nyack, New York. Payable in monthly installments of
  $5,000 (single payment of $35,000 due January 1, 2000)
  including interest at 10%, maturing in November 2000             46,312
Notes payable to creditors of Impostors from bankruptcy
  settlement, payable in monthly installments plus accrued
  interest at 6% to 8%, over variable terms through December
  1999. A note totaling $35,000 is guaranteed by former
  stockholders of the Company                                      12,493
Other                                                               4,098
                                                                 --------
                                                                 $466,903
                                                                 ========

     The $404,000 note payable is subject to administrative covenants. At January 30, 2000, the Company was in compliance with all of the covenants related to the note.

4. COMMITMENTS:

     Lease Commitments -- The Company leases its offices and retail facilities under operating leases for terms expiring at various dates from 1999 to 2012. The corporate office lease has been guaranteed by a director and certain former directors of the Company. The aggregate minimum annual lease payments under leases for the fiscal years are as follows:

2001....................................................  $ 2,181,800
2002....................................................    2,131,000
2003....................................................    1,443,100
2004....................................................    1,260,800
Thereafter..............................................    3,751,400
                                                          -----------
Total minimum lease payments............................  $10,768,100
                                                          ===========

     Most leases also provide for payment of operating expenses, real estate taxes and in some cases for additional rent based on a percentage of sales. Rental expense was $2,936,361 and $2,935,159 for the years ended January 30, 2000 and January 31, 1999, respectively. Included in rental expense is approximately $21,000 and $-0- of additional contingent rent based on percentage of sales for the years ended January 30, 2000 and January 31, 1999, respectively.

     Management Services Agreement -- In March 1999, the Company entered into a Management Services Agreement (MSA) with Infusion Capital Partners, LLC (Infusion). The agreement provides for certain consulting services including arrangements of the March 1999 private placement of common stock, and the June 1999 private placement of preferred stock, as discussed in Note 5, as well as strategic, operational and investment banking advice. Infusion received cash compensation of $50,000 and a warrant to purchase 25,000 shares of common stock at $1.25 per share, which expires in March 2002 (see Note 5). The warrant was valued based on its fair value of $27,000. The cash compensation and value of the warrant were amortized over the term of the agreement which expired December 31, 1999.

     On November 1, 1999, the MSA was extended an additional two years to December 31, 2001. Infusion received an additional warrant to purchase 25,000 shares of the Company's common stock at $.875 per share which expires in November 2002 (see Note 5). This warrant is valued at $17,800, and is being amortized over the term of the extension agreement.

5. REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY:

     Common Shares -- In January 1999, the Company's stockholders approved a 1 for 2 reverse stock split at a future date at the discretion of the Company. In April 1999, the Company's Board of Directors approved the reverse split effective immediately. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect this reverse split for all periods presented.

     Restricted Cash and Redeemable Common Stock -- On November 12, 1999, the Company sold 228,571 shares of its common stock in a private placement to International Monetary Group, Inc. (IMG). The $200,000 proceeds from the sale and the 228,571 shares of common stock are being held in escrow. The escrowed funds are to be used as partial collateral to facilitate a proposed sale leaseback financing of certain of the Company's property and equipment. However, the terms of the proposed sale leaseback transaction have not yet been negotiated. The funds and the shares of common stock will be released from the escrow account upon certain terms and conditions, including the approval of the Company's Board of Directors and consent of the lender in the proposed debt financing. In the event the merger transaction described in Note 7 is not consummated prior to May 15, 2000 at IMG's option, the $200,000 will be released from escrow and disbursed to IMG and the Company's common stock will be returned and canceled. IMG also received a warrant to purchase 32,000 shares of the Company's common stock for $4.10 per share, expiring in November 2001. The stock purchase agreement also entitled IMG to elect one member to the Company's Board of Directors.

     Under the terms of the Agreement and Plan of Merger described in Note 7, the Company also has placed all of the cash proceeds totaling $102,903 from the exercise of options or warrants received after November 17, 1999 into escrow. In the event that the merger transaction is consummated, the funds in escrow will be released and disbursed to AmazeScape. In the event that the merger transaction is not consummated, the funds in escrow will be released and disbursed to Premier Concepts, Inc.

     Private Placements of Common Stock -- In March 1999, the Company received $220,769 from an entity for 176,615 shares of the Company's common stock. Concurrent with this transaction, the entity also received the right to elect one member to the Company's Board of Directors.

     Preferred Stock -- The Board of Directors has authority to divide the class of the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series as permitted by the Company's articles of incorporation at the time of designation. The Board of Directors has authorized the issuance of Series A and Series B preferred stock.

     Private Placement of Preferred Stock and Additional Warrants -- In June 1999, the Company sold 223,385 shares of its Series A Convertible Preferred Stock and warrants for the purchase of 80,000 shares of common stock in a private placement to Equisition Capital, LLC for $279,231. The Company allocated $220,871 and $58,360 of the proceeds to the convertible preferred stock and warrants, respectively, based on their relative fair values. The Series A Preferred Stock is convertible by the holder at any time into shares of common stock at $1.25 per share. It may also be converted at the Company's option if the shares of the common stock underlying the conversion are subject to an effective registration statement and have traded for a period of 20 consecutive trading days at a price in excess of 150% of the conversion price. The difference between the $220,871 allocated to the preferred stock and the underlying value of the common stock that the preferred stock converts to at the issuance date ($363,000) has been accounted for as an imputed dividend to the holders of the preferred stock and was recognized upon issuance as a result of the preferred stock being immediately convertible.

     The holders of the Series A Preferred Stock are entitled to receive dividends at the annual rate of 10% per year. The dividend is payable only upon conversion of the Series A Preferred Stock (dividend payment date). The dividend is payable only by the issuance of shares of the Company's common stock valued at fair market value on the dividend payment date. Each share of Series A Preferred Stock is entitled to one vote.

     The warrant to purchase 80,000 shares of the Company's common stock is at an exercise price of $4.10 per share of common stock. The warrant expires on June 30, 2002.

     On November 11, 1999, Equisition Capital, LLC converted the Series A Preferred Stock to common stock. A total of 234,419 shares of common stock were issued in the conversion which included 11,034 shares (valued at $10,394) issued attributable to the dividend feature.

     Series B Convertible Preferred Stock -- On February 3, 2000, the Board of Directors approved an amendment to the Articles of Incorporation to authorize a new Series B Convertible Preferred Stock. The new Series B Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, at a liquidation value of $10,000 per share plus accrued and unpaid dividends. The Series B preferred stock has an annual dividend rate of 3% and such dividends are cumulative. Each share of Series B preferred stock is convertible, at the option of the holder, into approximately 3,077 shares of common stock. All Series B preferred stock automatically convert into common stock upon the 2nd anniversary of the date of issuance.

     Stock Purchase Warrants -- The Company has granted warrants which are summarized as follows:

                                     FISCAL 2000              FISCAL 1999
                               ---------------------  ---------------------
                                          WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE
                              NUMBER      EXERCISE     NUMBER     EXERCISE
                              OF SHARES     PRICE      OF SHARES    PRICE
                              ---------    --------    ---------  --------
Outstanding, beginning of
     year                     437,083      $10.00      437,083      $10.00
  Granted                      50,000      $1.063           --          --
  Granted                     112,000      $4.100           --          --
                              -------      ------      -------      ------
Outstanding, end of year      599,083      $8.151      437,083      $10.00
                              =======      ======      =======      ======
Vested, end of year           567,083      $8.380      437,083      $10.00
                              =======      ======      =======      ======

     Included in the preceding table are the 32,000 warrants granted in conjunction with the IMG redeemable common stock, as discussed above, and can be rescinded based on the terms of the agreement.

     During fiscal 2000, the exercise price of 25,000, 25,000, and 112,000 warrants were granted less than, equal to, and in excess of the market price of the stock on the grant date, respectively. The weighted average contractual life for all warrants as of January 30, 2000 was approximately one year, with the exercise prices ranging from $.875 to $10.00 The weighted average fair value for all warrants granted in fiscal 2000 and fiscal 1999 was $.72 and $-0-, respectively. Warrants outstanding at January 30, 2000 will expire as follows:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                   NUMBER         EXERCISE
FISCAL YEARS                                     OF SHARES         PRICE
------------                                     ---------        --------
2001                                              437,083         $10.000
2002                                               50,000           1.063
2003                                              112,000           4.100
                                                  -------
                                             599,083
                                                  =======

     Stock Options -- In 1993, the Company adopted the 1993 Incentive Stock Option Plan (the "Plan") which provides for the Company to grant options to purchase up to 115,000 shares of the Company's common stock to officers, employees, and directors of the Company. In fiscal 1999, the Company increased the number of authorized shares to 165,000. On February 3, 2000, the Board of Directors adopted a resolution to increase the number of shares of common stock for which the options may be issued under the Plan from 165,000 to 272,500, and is pending shareholder approval. Pursuant to the Plan, the Company may grant incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options.

     Also on February 3, 2000, the Board of Directors approved a resolution to adopt the Premier Concepts, Inc. 2000 Stock Option Plan ("2000 Plan"), which would provide for the Company to grant options to purchase up to 1,750,000 shares of the Company's common stock to offices, employees, and directors of the Company. The 2000 Plan is pending shareholder approval. No options have been granted under the 2000 Plan.

     Under a formula approved by the Board of Directors, each outside director is automatically granted stock options on their anniversary date for each full year of service for the purchase of 5,000 shares of common stock at a price equal to 100% of the fair market value of the Company's common stock at the date of grant. Each option is exercisable one year after the date of grant and expires two years thereafter.

     Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed 10 years. At January 30, 2000, the balance of unvested options will vest over the next year. Options outstanding for the Plan at January 30, 2000 have exercise prices that range from $1.38 to $7.19.

     During fiscal 1996, the Company granted to directors of the Company 6,000 options outside of the Plan to purchase common stock in return for guaranteeing the Company's corporate office lease. These options have an exercise price of $5.00 per share. During January 2000, 2,160 shares of common stock were issued for these options and 2,340 options were surrendered leaving a balance of 1,500.

     The following is a table of activity of the Plan:

                                    FISCAL 2000              FISCAL 1999
                               ---------------------   --------------------
                                          WEIGHTED                 WEIGHTED
                                          AVERAGE                  AVERAGE
                               NUMBER     EXERCISE     NUMBER      EXERCISE
                              OF SHARES     PRICE     OF SHARES     PRICE
                              ---------    --------   ---------    --------
Outstanding, beginning of
     year                     125,000      $5.026      115,500      $5.528
  Granted to:
     Employees                 50,000       1.375           --          --
     Directors                 20,000       3.250       15,000       1.166
  Exercised                   (25,000)      4.113           --          --
  Forfeited                   (10,000)      4.000       (5,500)      5.068
  Expired                     (12,500)      6.700           --          --
                              -------      ------      -------      ------
Outstanding, end of year      147,500      $3.629      125,000      $5.026
                              =======      ======      =======      ======
Vested, end of year           127,500      $3.689      107,500      $5.529
                              =======      ======      =======      ======

     For all options granted during fiscal 2000 and 1999, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The fair market value of the Company's common stock is determined by the quoted closing price on the date of grant. The weighted average contractual life for all options as of January 30, 2000 was approximately 2.44 years, with the exercise prices ranging from $1.38 to $7.19. At January 30, 2000, options for 129,000 shares were exercisable and options for the remaining shares become exercisable pro rata through fiscal 2001. If not previously exercised, all options outstanding (includes 1,500 options not included in the Plan) at January 30, 2000, will expire as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                     NUMBER      EXERCISE
FISCAL YEARS                                       OF SHARES      PRICE
------------                                       ---------    ----------
2001                                              11,500         $5.870
2002                                              45,000          4.056
2003                                              45,000          5.056
2005                                              47,500          1.375
                                                 -------         --------
                                                 149,000         $3.640
                                                 =======         ========

     Pro Forma Stock-Based Compensation Disclosures -- The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amount indicated below.

                                                 FISCAL YEARS ENDED
                                             --------------------------
                                             JANUARY 30,    JANUARY 31,
                                                 2000           1999
                                             -----------    -----------
Net loss applicable to common shareholders:
  As reported                                $  (897,708)   $(1,059,688)
  Pro forma                                  $  (991,382)   $(1,111,468)
Net loss per common share (basic) and
     diluted:
  As reported                                $      (.85)   $     (1.19)
  Pro forma                                  $      (.94)   $     (1.25)


     For purposes of this disclosure, the weighted average fair value of the options granted in fiscal 2000 and fiscal 1999 was $1.575 and $.900, respectively. The fair value of each employee option granted in fiscal years 2000 and 1999, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   FISCAL YEARS ENDED
                                               --------------------------
                                                JANUARY 30,    JANUARY 31,
                                                   2000           1999
                                                -----------    -----------
Expected volatility                               129%           133%
Risk-Free interest rate                           5.3%           4.2%
Expected dividends                                 --             --
Expected terms (in years)                         4.4              3


6. INCOME TAXES:

     The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the fiscal years ended:

                                                JANUARY 30,    JANUARY 31,
                                                    2000           1999
                                                -----------    -----------
Statutory rate                                    (34.0%)        (34.0%)
State income taxes, net of Federal income tax
  benefit                                          (3.3%)         (3.3%)
Increase (reduction) in valuation allowance
     related to of net operating loss
     carryforwards and change in temporary
     differences                                   37.3%          37.3%
                                                  -----          -----
                                                      0%             0%
                                                  =====          =====


     The components of the net deferred tax asset recognized as of January 30, 2000 are as follows:


Deferred tax assets (liabilities):
  Current -
     Capitalized inventory                                  $  73,000
     Prepaid expense                                          (29,000)
     Allowance for doubtful accounts                           13,000
     Inventory reserve                                         20,000
     Other                                                     25,000
  Non-current -
     Net operating loss carryforwards                         625,000
     Other                                                     18,000
  Valuation allowance                                        (745,000)
                                                            ---------
     Net deferred tax asset                                 $      --
                                                            =========

     The valuation allowance was $494,000 at January 31, 1999 increased by $251,000 for the year ended January 30, 2000.

     At January 30, 2000, the Company had net operating loss carryforwards for Federal tax purposes of approximately $1,675,000. Certain of the loss carryforwards are subject to restrictions due to a greater than 50% change in ownership in prior years. The loss carryforwards, unless utilized, will expire from 2009 through 2020.

7. PROPOSED MERGER:

     The Company has executed an Agreement and Plan of Merger with AmazeScape. The pending merger is subject to stockholder approval. At the consummation of this transaction, stockholders of AmazeScape will be issued 12,462,851 shares of common stock and 120 shares of Series B convertible stock, representing approximately 87% of the combined entity. Directors and officers of the Company and Amazescape will receive options for the purchase of 280,000 shares of common stock upon consummation of the merger. Additionally, the Company will issue 250,000 shares of common stock for services providing in arranging the merger. It is anticipated that this transaction will be accounted for as a purchase business combination. The transaction will be treated as a reverse merger, with AmazeScape being the surviving Company for financial reporting purposes.

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended January 30, 2000, or January 31, 1999.


                                   PART III

     Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of January 31, 2000.

                                    PART IV

     EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------

     Exhibit No.    Title
     -----------    -----

     *    2.1       Agreement and Plan of Merger dated as of February 7, 2000
                    among Premier Concepts, AmazeScape and AmazeMerger
     *    2.2       Amendment to Agreement and Plan of Merger dated April 19,
                    2000 among Premier Concepts, AmazeScape and AmazeMerger
          3.1       Articles of Incorporation of Premier Concepts
                    (incorporated herein by reference to Premier Concepts'
                    Registration Statement on Form S-1 (File No. 33-42701))
     *    3.2       Amendment to Articles of Incorporation of Premier Concepts
                    authorizing Series A Convertible Preferred Stock and changing corporate name to "AmazeScape.com, Inc."
          3.3       Bylaws of Premier Concepts (incorporated herein by
                    reference to Premier Concepts Registration Statement on
                    Form S-1 (File No. 33-42701)).
          3.4       Amendment to Bylaws of Premier Concepts (previously filed)
          4.1       Specimen Common Stock Certificate of Premier Concepts
                    (incorporated herein by reference to Premier Concepts
                    Registration Statement on Form S-1 (File No. 33-42701))
          10.1      Employment Agreement dated October 15, 1999 between
                    AmazeScape.com, Inc. and Harrichand Persaud (previously filed)
          10.2      Employment Agreement dated October 15, 1999 between
                    AmazeScape.com, Inc. and Anton Nicaj (previously filed)
          10.3      Service Provider Agreement dated September 1, 1999 between
                    AmazeScape.com, Inc. and Meglyn Enterprises, Inc.
                    (previously filed)
          10.4      Service Provider Agreement dated September 9, 1999 between
                    AmazeScape.com, Inc. and New York Internet Center
                    (previously filed)
          10.5      Management Services Agreement dated October 12, 1999
                    between AmazeScape.com, Inc. and Infusion Capital
                    Partners, LLC (previously filed)
          10.6      Amendment dated January 28, 2000 to Management Services
                    Agreement dated December 2, 1999 between AmazeScape.com,
                    Inc. and Infusion Capital Partners, LLC (previously filed)
          10.7      Warrant to Purchase Shares of AmazeScape common stock
                    dated October 12, 1999 in favor of Infusion Capital
                    Partners, LLC (previously filed)
          10.8      Warrant to Purchase Shares of AmazeScape common stock
                    dated January 28, 2000 in favor of Infusion Capital
                    Partners, LLC (previously filed)
          10.9      Translation Services Agreement between AmazeScape.com,
                    Inc. and E-Lingo Corporation (previously filed)
         10.10      Form of Warrants to AmazeScape Directors (previously
                    filed)
         10.11      Employment Agreement between Registrant and Sissel
                    Eckenhausen (incorporated by reference to Registrant's
                    Annual Report on Form 10-KSB for the Year Ended January
                    31, 1999)
         10.12      Employment Agreement between Registrant and Todd Huss
                    (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
         10.13      Employment Agreement between Registrant and Kevin O'Brien
                    (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
         10.14      Amendment to Employment Agreement between Registrant and
                    Sissel Eckenhausen (previously filed)
         10.15      Amendment to Employment Agreement between Registrant and
                    Todd Huss (previously filed)
         10.16      Amendment to Employment Agreement between Registrant and
                    Kevin O'Brien (previously filed)
         10.17      Registrant's Consulting Agreement with Cohig & Associates,
                    Inc. (incorporated by reference to Registrant's
                    Registration Statement on Form S-1 (File No 33-42701)
         10.18      Registrant's Agreement Regarding Basic Terms with Infusion
                    Capital Partners, LLC (incorporated by reference to
                    Registrant's Annual Report on Form 10-KSB for the Year
                    Ended January 31, 1999)
         10.19      Registrant's First Stock Purchase Agreement with
                    Equisition Capital, LLC (incorporated by reference to
                    Registrant's Annual Report on Form 10-KSB for the Year
                    Ended January 31, 1999)
         10.20      Registrant's Second Stock Purchase Agreement with Infusion
                    Capital Partners, LLC (incorporated by reference to
                    Registrant's Annual Report on Form 10-KSB for the Year
                    Ended January 31, 1999)
         10.21      Registrant's Management Services Agreement with Infusion
                    Capital Partners, LLC (incorporated by reference to
                    Registrant's Annual Report on Form 10-KSB for the Year
                    Ended January 31, 1999)
         10.22      Voting Agreement dated February 3, 2000 among Premier
                    Concepts, Sissel Eckenhausen, Ecquisition Capital, LLC and
                    International Monetary Group (previously filed)

          23.1 Consent of Hein + Associates, LLP, independent auditors of Premier Concepts, Inc.


     * Incorporated by reference from the Company's Registration Statement on Form S-4/A-1, SEC File No. 333-30572, filed on April 21, 2000.


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

                              PREMIER CONCEPTS, INC.


Date: 4/27/2000               By:/s/ Sissel Eckenhausen
     ----------------            --------------------------------
                              Sissel Eckenhausen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                TITLE                    DATE

/s/ Sissel Eckenhausen        President,                  4/27/2000
------------------------      Chief Executive          -------------------
                              Officer and Director

/s/ John M. Gerber            Director                    4/27/2000
------------------------      Chairman of the Board    -------------------
John M. Gerber                of Directors

/s/ William Nandor            Director                    4/27/2000
------------------------                               -------------------
William Nandor

/s/ Geraldine Magalnick       Director                    4/27/2000
------------------------                               -------------------
Geraldine Magalnick

/s/ Gary Wolf                 Director                    4/27/2000
------------------------                               -------------------
Gary Wolf

/s/ Todd Huss                 Chief Financial Officer     4/27/2000
------------------------      Principal Accounting     -------------------
Todd Huss                     Officer