Form 10QSB
period 2000-04-30
PREMIER CONCEPTS INC /CO/
filed 2000-06-14
CIK 879206

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 2000

                                      OR

     [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from __________ to __________

                        Commission file number 33-42701

                            PREMIER CONCEPTS, INC.
                 ---------------------------------------------
                   (Exact Name of Small Business Issuer as
                           Specified in its Charter)

     Colorado                                          84-1186026
-----------------------------                     --------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification Number)

           3033 South Parker Road, Suite 120, Aurora, Colorado 80014
          -----------------------------------------------------------
           (Address of principal executive offices)       Zip Code)

                                (303) 338-1800
              ---------------------------------------------------
               (Issuer's telephone number, including area code)

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

As of June 12, 2000, the Registrant had 1,660,010 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [X]

                                     INDEX


PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

     Item 1.   Financial Statements                                          3

          Balance Sheet as of April 30, 2000 and January 30, 2000            4

          Statement of Operations for the Three Months Ended April 30,
          2000 and May 2, 1999                                               6

          Statement of Cash Flows for the Three Months Ended April 30,
          2000 and May 2, 1999                                               7

          Notes to Consolidated Financial Statements                         9

     Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations                         10

          Liquidity and Capital Resources                                   10

          Results of Operations                                             14

PART II.  OTHER INFORMATION                                                 18

     Item 1.   Legal Proceedings                                            18

     Item 2.   Changes in Securities                                        18

     Item 3.   Defaults Upon Senior Securities                              18

     Item 4.   Submission of Matters to a Vote of Security Holders          18

     Item 5.   Other Information                                            18

     Item 6.   Exhibits and Reports on Form 8-K                             18

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     The method of financial reporting is a fifty-two to fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying balance sheet at April 30, 2000, statements of operations and for the three months ended April 30, 2000, and May 2, 1999, and statements of cash flows for the three months ended April 30, 2000, and May 2, 1999 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The balance sheet as of January 30, 2000 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Premier Concepts Form 10-KSB for the year ended January 30, 2000.

                          Forward-Looking Statements
                          --------------------------

     In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of Premier Concepts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Premier Concepts undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents Premier Concepts files with the Securities and Exchange Commission.

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                   AS OF APRIL 30, 2000 AND JANUARY 30, 2000
                                  (UNAUDITED)

                                            April 30,      January 30,
                                              2000            2000
                                            ---------     ------------

ASSETS
------
Current Assets:
  Cash & Cash Equivalents                 $    248,966    $   357,653
  Restricted Cash                              818,492        102,903
  Merchandise Inventories                    1,823,127      1,786,255
  Prepaid Expenses & Other Current Assets      162,785        260,229
                                          -------------   ------------

     Total Current Assets                    3,053,370      2,507,040

Property and Equipment, net                  2,096,919       2,190,331

Other Assets:
  Restricted Cash                              200,000        200,000
  Trademarks, net                               47,533         50,633
  Website Development Costs                    140,666        131,058
  Other                                         71,163         71,007
                                          -------------   ------------

     Total Assets                         $  5,609,651    $ 5,150,069
                                          =============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
  Notes Payable                           $    459,207    $   466,903
  Accounts Payable                           1,208,269      1,062,071
  Accrued Liabilities                          544,907        644,676
                                          -------------   ------------
     Total Current Liabilities               2,212,383      2,173,650

Deferred Rent                                  231,981        229,234
                                          -------------  -------------

     Total Liabilities                       2,444,364      2,402,884
                                          -------------  -------------

Redeemable Common Stock and Warrants,
  $.002 par value, 228,571 shares issued
  and outstanding and 32,000 warrants          200,000        200,000

Shareholders' Equity:
  Preferred Stock, $.10 par value, 20,000,000
     shares authorized; none issued and
     outstanding at April 30, 2000 and
     January 30, 2000                                -              -
  Series B Convertible Preferred Stock,
     3% cumulative, redeemable, convertible
     to 369,231 shares of common stock, 120
     shares authorized; none issued and
     outstanding at April 30, 2000 and
     January 30, 2000                                -              -
  Common Stock, $.002 par value; 850,000,000
     shares authorized; 1,431,439 shares
     issued and outstanding at April 30, 2000,
     and 1,328,207 shares issued and
     outstanding at January 30, 2000             2,863          2,656
  Additional Paid-in Capital                 7,012,894      6,298,084
  Accumulated Deficit                       (4,050,470)    (3,753,555)
                                          -------------   ------------

  Total Stockholders' Equity                 2,965,287      2,547,185
                                          -------------   ------------

     Total Liabilities & Equity           $  5,609,651    $ 5,150,069
                                          =============   ============



                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
             FOR THE PERIODS ENDED APRIL 30, 2000 AND MAY 2, 1999
                                  (UNAUDITED)

                                     Three Months Ended Three Months Ended
                                       April 30, 2000         May 2, 1999
                                     ------------------ ------------------
Total Revenues                             2,647,577           2,815,098

Cost of Goods Sold                           816,670             865,035
                                        -------------      --------------

     Gross Margin                          1,830,907           1,950,063

Operating Expenses:
  Personnel                                  934,439             931,500
  Occupancy                                  682,807             716,324
  Other Selling, General and Admini-
     strative                                394,171             411,282
  Depreciation and Amortization              113,879             124,138
                                        -------------      --------------
     Total Operating Expenses              2,125,296           2,183,244

Operating Loss                              (294,389)           (233,181)

Other Income (Expenses):
     Interest, net                            (7,526)            (10,716)
     Other                                     5,000               4,709
                                       --------------      --------------

  Other, net                                  (2,526)            (6,007)
                                       --------------      --------------

Net Loss                              $     (296,915)     $     (239,188)
                                     ================     ===============


Net Loss Per Common Share (Basic and
  Diluted):                           $        (0.21)     $        (0.24)
                                     ================     ===============

Weighted Average Shares Outstanding        1,389,632             990,377
                                      ================    ===============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
             FOR THE PERIODS ENDED APRIL 30, 2000 AND MAY 2, 1999
                                  (UNAUDITED)

                                     Three Months EndedThree Months Ended
                                       April 30, 2000         May 2, 1999
                                     ------------------ -------------------
Cash Flows From Operating Activities:
  Net Profit (Loss)                   $     (296,915)     $     (239,188)
  Adjustments to reconcile net profit
     (loss) to net cash from operating
     activities:
     Amortization of warrants issued for
        services                               2,225                   -
     Depreciation and amortization           113,879             124,138
  Changes in operating assets and
     liabilities:
     (Increase) decrease in:
          Merchandise inventories            (36,872)            143,522
          Other assets                       112,086             (23,102)
     Increase (decrease) in:
        Accounts payable and accrued
        liabilities                           46,429             (42,256)
     Other liabilities                         2,747              18,779
                                        -------------       -------------

  Net cash used by operating activities      (56,421)            (18,107)

Cash Flows From Investing Activities:
  Capital expenditures for property and
     equipment                               (17,367)             (9,991)
  Capital expenditures for development of
     website                                  (9,608)                  -
                                        -------------       -------------
     Net cash used by investing
          activities                         (26,975)             (9,991)

Cash Flows From Financing Activities:
  Proceeds from exercise of options and
     warrants                                703,170                   -
  Proceeds from sales of warrants             11,847                   -
  Increase in restricted cash from exercise
     of options and warrants, and sale of
     warrants                               (715,589)                  -
  Deferred Offering Costs                          -              (9,225)
  Proceeds from issuance of common stock           -             220,769
  Payments on notes payable                  (24,719)           (130,999)
                                          -----------       -------------

     Net cash provided (used) by
          financing activities               (25,291)             80,545
                                         ------------       -------------

Increase (Decrease) in Cash and Cash
  Equivalents                               (108,687)             52,447

Cash & Cash Equivalents, beginning of
  period                                     357,653             221,273

Cash & Cash Equivalents, end of
  period                              $      248,966      $      273,720
                                     ================     ===============

Supplemental Schedule of Cash Flow
Information:
  Cash paid for interest              $       11,890      $       14,081
                                      ===============     ===============

Non-cash transaction - Note payable
  issued for services                 $       17,023      $            -
                                     ================     ===============


                            PREMIER CONCEPTS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                April 30, 2000


Commitments and Contingencies
-----------------------------

     LITIGATION. Premier Concepts is subject to legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon Premier's financial position or results of operations. (See PART II. OTHER INFORMATION--Item 1. Legal Proceedings.)

Seasonality and Quarterly Fluctuations
--------------------------------------

     Our faux jewelry chain, operating under the trade names Impostors and Elegant Pretenders, historically has realized lower sales during the first three quarters which has resulted in incurring operating losses during those quarters. To this end, we have generated an operating loss during the three months ended April 30, 2000 of $294,389, as compared to an operating loss of $233,181 for the three months ended May 2, 1999.

     Premier Concepts' business is highly seasonal with its mall locations generating approximately 20% of revenues during the December holiday season. Our 10 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

Proposed Merger:
----------------

     Premier Concepts has executed an Agreement and Plan of Merger with AmazeScape. Com, Inc. The pending merger is subject to stockholder approval. At the consummation of this transaction, stockholders of AmazeScape will be issued 12,462,851 shares of common stock and 120 shares of Series B convertible stock, representing approximately 87% of the combined entity. Directors and officers of Premier Concepts and AmazeScape will receive options for the purchase of 280,000 shares of common stock upon consummation of the merger. Additionally, at closing of the merger, Premier Concepts will issue 250,000 shares of common stock for services provided in arranging the merger. It is anticipated that this transaction will be accounted for as a purchase business combination. The transaction will be treated as a reverse merger, with AmazeScape being the surviving company for financial reporting purposes.

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

LIQUIDITY AND CAPITAL RESOURCES - APRIL 30, 2000 COMPARED TO JANUARY 30, 2000

     At April 30, 2000 our operating cash balance of $248,966 was approximately 30% less than the cash balance of $357,653 at January 30, 2000.

     During the quarter ended April 30, 2000, merchandise inventories increased $36,872, or approximately 2%. The increase is partially due to new merchandise received for spring promotions including a special promotion for Mother's Day during the first two weeks of May. In addition, approximately $12,500 of additional merchandise had been purchased to stock our online store, premierjewelry.com, which was launched the last week of May.

     Other assets, which primarily includes prepaid expenses and accounts receivable, decreased by approximately $97,000, and is attributed to the reduction of a receivable from AmazeScape for costs incurred in connection with the proposed merger. Under the terms of the agreement, these costs are to be paid by AmazeScape as they come due. At April 30, 2000 the balance of the receivable had been reduced by approximately $137,000 from $155,000 at January 30, 2000 to $18,000 at April 30, 2000. These costs primarily include legal and accounting fees in connection with the proposed merger.

     Also included in prepaid expenses and other current assets is approximately $14,800 representing the remaining imputed value of a warrant to purchase 25,000 shares of common stock at $.875 per share associated with a two year extension of a Management Services Agreement. The agreement provides for certain consulting services including arrangement of possible debt and equity financing, as well as strategic, operational and investment banking advice. On November 1, 1999 the Management Services Agreement was extended an additional two years through December 2002. These costs are being amortized as professional services over the life of the extended agreement.

     As a result of the foregoing, current assets, net of restricted cash as discussed below, decreased by $169,259 from $2,404,137 at January 30, 2000 to $2,234,878 at April 30, 2000.

     For the quarter ended April 30, 2000, accounts payable and accrued expenses increased marginally by $46,429, or approximately 3%, which increase is attributed to the related increase in merchandise inventory. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

     Notes payable, all maturing within one year, decreased slightly by approximately $7,700. This decrease is the result of regularly scheduled payments made of $24,719, offset by the issuance of a short-term note in the amount of $17,023 issued to finance a portion of our commercial liability insurance package. The note bears interest at 11%, requires monthly principal and interest payments of $1,979, and matures on November 28, 2000.

     Included in notes payable is a bank note with a principal balance of $401,000 at April 30, 2000. This note requires monthly principal payments of $1,000 plus accrued interest at the Bank's prime lending rate plus 1.5%. A one time principal payment of $37,000 was made in December 1999. The note matures on June 20, 2000, and is expected to be renewed with the Bank under essentially the same terms.

     Also included in notes payable is approximately $32,400 representing the balance of a note payable to a contractor relating to the construction of a store in Palisades Center in West Nyack, New York in 1998. This store was closed in January 2000 due to poor performance. The note requires monthly installments of $5,000 including principal and interest at 10%. The note matures in November 2000.

     As a result of the foregoing, current liabilities increased $38,733 from $2,173,650 at January 30, 2000, to $2,212,383 at April 30, 2000. Working
capital, net of restricted cash as discussed below, decreased $207,992 from $230,487 at January 30, 2000 to $22,495 at April 30, 2000.

     During the quarter ended April 30, 2000 we invested $17,367 in property and equipment. Approximately $5,000 was invested in development and design for our new store at the Aladdin Hotel and Casino in Las Vegas, Nevada. During the second and third quarters, we expect to invest an additional $150,000 to complete the new store, which is expected to open in August 2000. During the quarter ended April 30, 2000 we also invested approximately $7,500 to upgrade our accounting software and systems at our corporate offices in Aurora, Colorado. This compares with approximately $10,000 invested in property and equipment for the quarter ended May 2, 1999, which consisted primarily of minor furniture and equipment improvements at our corporate offices.

     Based on the foregoing, property and equipment, net of accumulated depreciation, decreased $93,412, from $2,190,331 at January 30, 2000, to $2,096,919 at April 30, 2000.

     In October 1996, we developed and launched our first e-commerce web site "impostors.com" which provided our initial Internet presence. While the web site had the capability to generate sales of our product, we realized only modest revenue generated directly from the web site. In July 1999, we started the process of developing a new e-commerce platform "premierjewelry.com" from which we intend to showcase existing and new product concepts. As of April 30, 2000, we had invested $140,666 in the development of the new "premierjewelry.com" web site, of which approximately $9,600 was invested during the quarter ended April 30, 2000. The new site was launched on May 30, 2000.

     Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $47,533 at April 30, 2000.

     Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $71,163 at April 30, 2000 is relatively unchanged from the January 30, 2000 balance of $71,007.

     Deferred rent increased $2,747 from $229,234 at January 30, 2000, to $231,981 at April 30, 2000, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

     On November 12, 1999, 228,571 shares of common stock were sold to an investor in a private placement for $200,000. The proceeds from the sale, and the shares of common stock, are being held in escrow. The escrowed funds are to be used as partial collateral to facilitate a debt financing. The funds and the shares of common stock will be released from the escrow account upon certain terms and conditions, including the approval of the Board of Directors and consent of the lender in the proposed debt financing. In the event the merger transaction described above is not consummated prior to June 30, 2000, at the investor's option the $200,000 will be released from escrow and disbursed to the investor, and the 228,571 shares of common stock will be returned and cancelled. These escrowed funds are classified as restricted cash at January 30, 2000, and the escrowed shares of common stock are classified as redeemable common stock.

     During the quarter ended April 30, 2000 certain employees purchased 30,000 shares of common stock through the exercise of stock options awarded from our Incentive Stock Option Plan. The total proceeds from the exercise of these options were $69,375.

     Also during the quarter ended April 30, 2000, 33,282 shares of common stock were issued from exercises of the public "A" warrants that were issued as part of the public offering completed in April 1997. Two "A" warrants are exercisable to purchase one share of common stock at an exercise price of $10.00 per share. In April 2000, the expiration date for these warrants was extended to June 21, 2000. The total proceeds received from the exercise of these warrants were $332,820.

     Also during the quarter ended April 30, 2000, 39,950 shares of common stock were issued from the exercise of other options and warrants. Of this, 29,450 share of common stock were issued from the exercise of options held by the representatives of the underwriter of our public offering completed in April 1997. These options are exercisable to purchase one share of common stock at an exercise price of $9.00 per share, and expire in April 2002. The total proceeds from exercise of these options were $265,050. At April 30, 2000, there remained outstanding 25,550 representative options. In addition, 8,000 shares were issued to an investor from the exercise of warrants acquired from the June 1999 private placement of convertible preferred stock. These warrants are exercisable to purchase one share of common stock at an exercise price of $4.10, and expire in June 2002. The total proceeds received from exercise of these 8,000 warrants were $32,800. At April 30, 2000, 72,000 of the warrants issued in connection with the June 1999 private placement remained outstanding. Additionally, 2,500 shares were issued to an investor from the exercise of warrants acquired in March 1999 as compensation for providing services under a Management Services Agreement. These warrants are exercisable to purchase one share of common stock at an exercise price of $1.25 per share, and expire in June 2002. The total proceeds received from exercise of these warrants were $3,125. At April 30, 2000, 22,500 of these warrants were outstanding.

     During the quarter ended April 30, 2000, the representatives of the underwriter of our public offering completed in April 1997, exercised options to purchase 32,908 "A" warrants, the terms of which are described above. The options are exercisable to purchase one "A" warrant at an exercise price of $.36 per warrant. The total proceeds received from the exercise of these options to purchase warrants were $11,487. At April 30, 2000, 22,092 options to purchase "A" warrants were outstanding.

     The total proceeds received from the exercise of options and warrants was $715,017 for the quarter ended April 30, 2000. Under the terms of the Agreement and Plan of Merger with AmazeScape, we have placed into escrow all of the cash proceeds from the exercise of options or warrants received after November 17, 1999, through April 30, 2000. In the event the merger transaction is consummated, the funds will be released to AmazeScape. In the event the merger transaction is not consummated, the funds will be released to Premier Concepts, Inc. These escrowed funds with a balance of $818,492 at April 30, 2000, net of fees and interest earned, are classified as restricted cash.

     As a result of the foregoing, common stock increased $207, from $2,656 (1,328,207 shares outstanding) at January 30, 2000, to $2,863 (1,431,439 shares outstanding) at April 30, 2000. Additional paid in capital increased $714,810 from $6,298,084 at January 30, 2000 to $7,012,894 at April 30, 2000.

     As a result of the net loss for the quarter ended April 30, 2000 of $296,915, the accumulated deficit increased from $3,753,555 at January 30, 2000 to $4,050,470 at April 30, 2000. Considering the net loss and the equity transactions as discussed above, total stockholders' equity increased $418,102 from $2,547,185 at January 30, 2000 to $2,965,287 at April 30, 2000.

     Net cash used by operating activities was $56,421 for the quarter ended April 30, 2000 compared with $18,107 for the quarter ended May 2, 1999. The change of approximately $38,000 primarily represents the increases in merchandise inventories as discussed above, and the reduction of the receivable from AmazeScape for costs incurred associated with the proposed merger, also as discussed above.

     Net cash used by investing activities was $26,975 for the quarter ended April 30, 2000 compared with $9,991 for the quarter ended May 2, 2000. The change of approximately $17,000 is attributable to additional capital investments in our accounting system, our new website, and investments in the new store being built at the Aladdin Hotel and Casino in Las Vegas, Nevada, all as discussed above.

     Net cash used by financing activities for the quarter ended April 30, 2000 was $25,291, and primarily represents regularly scheduled payments on notes payable. In addition, as discussed above, we received approximately $715,600 from the exercises of options and warrants, and from the sales of warrants. All of such funds are held in a restricted escrow account per the merger agreement with AmazeScape. This compares to net cash provided by financing activities of $80,545 for the quarter ended May 2, 1999, which represented $211,544 in proceeds (net of $9,225 of costs of the offering), from a private placement of common stock in March 1999, and a $112,000 principal reduction of our bank note, as well as regularly scheduled payments on notes payable.

     The foregoing resulted in a decrease of $108,687 in our operating cash position from $357,653 at January 30, 2000 to $248,966 at April 30, 2000.
This compares with an increase in cash of $52,447 from $221,473 at January 31, 1999 to $273,720 at May 2, 1999.

     As discussed above, on August 20, 1999 a lease was executed to open a retail store in the new Aladdin Hotel and Casino in Las Vegas, Nevada. This store is expected to open in August of 2000. No additional leases to open retail locations have been executed. However, possible new locations are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$200,000, including the lease build-outs, fixtures, equipment and inventory. As discussed above, the funds received from the exercises of options and warrants is restricted under the terms of the merger agreement. Upon completion of the merger, the current operations of Premier Concepts will be entitled to a portion of these funds sufficient to meet our short-term capital requirements. As discussed above, if the merger is not consummated, Premier Concepts will be entitled to all such funds.

     Also, as discussed above, in November 1999, 228,571 shares of common stock were sold to an investor for $200,000. The proceeds from the equity sale are being held in escrow and will be used as partial collateral to obtain additional debt financing of up to $500,000 to provide capital for retail expansion, and general working capital. Additional sources of capital are currently being evaluated to meet plans for future capital investment and working capital needs. However, there can be no assurance that such financing will be secured.

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED MAY 2, 2000

     Set forth below is selected summary financial data derived from the financial statements and financial records.


                                    Three Months Ended  Three Months Ended
                                      April 30, 2000       May 2, 1999
                                    -------------------  -----------------
Statements of Operations Data:

Total Revenues                          $2,647,577        $ 2,815,098
Operating loss                            (294,389)          (233,181)
Net income loss                           (296,915)          (239,188)
Net loss per common share                     (.21)              (.24)
Weighted average shares outstanding      1,389,632            990,377

Statistical Data:

Store revenues                          $2,645,000        $ 2,803,997
Store gross margin                       1,831,943          1,948,354
Store operating expenses                 1,716,018          1,761,262
Store operating profit                     115,925            187,092
Corporate overhead operating expenses      409,055            421,444
Gross margin percentage                       69.2%              69.3%
Comparable same store sales (33 stores)  2,645,000          2,579,940
Comparable same store sales growth             2.5%             -3.8%


     Total revenues for the three months ended April 30, 2000 were $2,647,577 as compared to $2,815,098 for the comparable period ended May 2, 1999, a decrease of $167,521, or 6%. However, comparable same store sales were $2,645,000 for the three months ended April 30, 2000 as compared to $2,579,940 for the comparable period ended May 2, 1999, an increase of approximately $65,000, or 2.5%. Approximately $224,000 of revenues for the quarter ended May 2, 1999 is attributable to three stores closed during the year ended January 30, 2000:

     Paradise Valley, Phoenix, AZ -- closed December 26, 1999 upon expiration of lease;
     Pentagon City, Arlington, VA -- closed January 25, 2000 upon expiration of lease; and,
     Palisades Center, West Nyack, NY -- closed January 25, 2000 due to poor performance.

     Also included in total revenues are approximately $2,600 and $11,100 for the quarters ended April 30, 2000 and May 2, 1999, respectively. These revenues represent minor sales to wholesale customers and sales generated from our catalog.

     For the three months ended April 30, 2000, cost of goods sold was $816,670 and the gross margin was $1,830,907, or 69.2%. For the three months ended May 2, 1999, cost of goods sold was $865,035 and the gross margin was $1,950,063, or 69.3%. Included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $26,388, or 1.0% of total revenue for the quarter ended April 30, 2000. This compares with freight charges of $20,975, or 0.8% of total revenue for the quarter ended May 2, 1999.

     Total operating expenses were $2,125,296 for the quarter ended April 30, 2000, compared to $2,183,244 for the quarter ended May 2, 1999, or 80.3% and 77.6% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $934,439 and $931,500 for the quarters ended April 30, 2000, and May 2, 1999, respectively, an increase of approximately $3,000. While we operated three fewer stores during the quarter ended April 30, 2000, than during the quarter ended May 2, 1999, our total store personnel costs remained unchanged. This is the result of a store staffing increase initiated in the second quarter of fiscal year ended January 30, 2000, that was implemented to provide greater store security as well as increased floor coverage during store operating hours to enhance customer service. We expect that store personnel expenses will decrease as a percentage of revenue as our operational and sales training programs are fully implemented during the second and third quarters.
Personnel costs for our corporate personnel remained relatively unchanged from $220,245 to $216,891 for the quarters ended April 30, 2000 and May 2, 1999, respectively.

     Occupancy costs of $682,807, and $716,324, are included in total operating expenses for the three months ended April 30, 2000 and May 2, 1999, respectively. The decrease of approximately $33,500 represents operating three fewer stores during the quarter ended April 30, 2000 compared to the quarter ended May 2, 1999.

     Other selling, general and administrative expenses of $394,171 and $411,282 are included in total operating expenses for the quarters ended April 30, 2000 and May 2, 1999, respectively, representing a decrease of approximately $17,100. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:


                              Three Months Ended       Three Months Ended
                                April 30, 2000              May 2, 1999
                              ------------------       ------------------
Advertising and promotion     $49,997   1.9%           $46,649   1.7%
Banking fees                   60,862   2.3%            60,184   2.1%
Merchandise distribution       41,767   1.6%            29,487   1.0%
Repairs and rentals            17,836   0.7%            19,332   0.7%
Property insurance, fees, and
     taxes                     31,706   1.2%            12,991   0.5%
Professional and service fees  38,703   1.5%            61,515   2.2%
Supplies and product packaging 58,422   2.2%            57,085   2.0%
Telephone and utilities        50,396   1.9%            55,163   2.0%
Travel                         34,853   1.3%            52,051   1.8%
Other                           9,629   0.4%            16,825   0.6%
                              -------                  --------
                             $394,171   14.9%         $411,282   14.6%
                             ========                 ========

     Included in total operating expenses are corporate overhead expenses of $409,055, or 15.5% of total revenues, for the three months ended April 30, 2000, as compared to $421,444, or 15.0% of total revenues, for the three months ended May 2, 1999, representing a slight decrease of approximately $12,400 for the comparable period. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $113,879 and $124,138 for the quarters ended April 30, 2000 and May 2, 1999, respectively. The decrease is attributed to three fewer stores operating during the quarter ended April 30, 2000 as compared to the quarter ended May 2, 1999.

     As a result of the foregoing, the loss from operations for the quarter ended April 30, 2000 was $294,389, as compared with a loss from operations for the quarter ended May 2, 1999 of $233,181, an increase of $61,208.

     Interest expense was $11,905 and $14,081 for the quarters ended April 30, 2000, and May 2, 1999, respectively, and is comprised primarily of interest charged on the Bank Note and the construction contractor note, both as discussed above. Interest income was $4,379 and $3,365 for the quarters ended April 30, and May 2, 1999, respectively, and results from the daily investing of available cash balances.

     Other income was $5,000 and $4,709 for the quarters ended April 30, 1999, May 2, 1999, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2001, and are renewable at our option.

     Based on the foregoing, the net loss for the three months ended April 30, 2000 was $296,915, which translates to a net loss per share of $(0.21) based on 1,389,632 weighted average shares outstanding. This compares with a net loss for the three months ended May 2, 1999 of $239,188, or $(0.24) per share, based on 990,377 weighted average shares outstanding as of that date.

     Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

YEAR 2000

     The Year 2000 problem exists because many computer programs, embedded systems and components were designed to refer to a year by the last two digits of the year, such as "99" for "1999." We believe that our activities to mitigate potential Year 2000 problems have been successful. However, there are no assurances that the Year 2000 problems incurred by our vendors will not have a material adverse effect on our business, financial condition or results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

     None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended April 30, 2000.

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


                              PREMIER CONCEPTS, INC.



Dated:    June 14, 2000       By:  /s/ Sissel Eckenhausen
          --------------           -------------------------------
                                   Sissel Eckenhausen, President


Dated:    June 14, 2000       By:  /s/ Todd Huss
          --------------           --------------------------------
                                   Todd Huss, Chief Financial Advisor,
                                   Principal Accounting Officer