Form 10QSB
period 2000-07-30
PREMIER CONCEPTS INC /CO/
filed 2000-09-18
CIK 879206

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 30, 2000

                                      OR

              [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT
            For the transition period from __________ to __________

                        Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


     Colorado                                           84-1186026
-------------------------------                   ----------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification Number

        3033 South Parker Road, Suite 120, Aurora, Colorado      80014
        --------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

                                (303) 338-1800
                 ---------------------------------------------
               (Issuer's telephone number, including area code)

                 _____________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

As of September 13, 2000, the Registrant had 1,662,190 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [X]

                                     INDEX


PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

Item 1.   Financial Statements                                               3

     Balance Sheet as of July 30, 2000 and January 30, 2000                  4

     Statement of Operations for the Three Months Ended July 30, 2000
          and August 1, 1999                                                 6

     Statement of Operations for the Six Months Ended July 30, 2000
          and August 1, 1999                                                 8

     Statement of Cash Flows for the Six Months Ended July 30, 2000
          and August 1, 1999                                                10

     Notes to Consolidated Financial Statements                             12

Item 2.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations                                             13

     Liquidity and Capital Resources                                        13

     Results of Operations                                                  13

PART II.  OTHER INFORMATION                                                 27

Item 1.   Legal Proceedings                                                 27

Item 2.   Changes in Securities                                             27

Item 3.   Defaults Upon Senior Securities                                   27

Item 4.   Submission of Matters to a Vote of Security Holders               27

Item 5.   Other Information                                                 27

Item 6.   Exhibits and Reports on Form 8-K                                  27

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying balance sheet at July 30, 2000, statements of operations and for the three and six months ended July 30, 2000, and August 1, 1999, and statements of cash flows for the six months ended July 30, 2000, and August 1, 1999 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The balance sheet as of January 30, 2000 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Premier Concepts Form 10-KSB for the year ended January 30, 2000.

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

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                   AS OF JULY 30, 2000 AND JANUARY 30, 2000
                                  (UNAUDITED)

                                          July 30,      January 30,
                                            2000           2000
                                         ----------    ----------
ASSETS
------
Current Assets:
  Cash & Cash Equivalents                $  121,961    $    357,653
  Restricted Cash                           474,457         102,903
  Merchandise Inventories                 1,740,259       1,786,255
  Prepaid Expenses & Other Current
     Assets                                 241,011         260,229
                                         -----------   -------------

Total Current Assets                      2,577,688       2,507,040

Property and Equipment, net               2,107,390        2,190,331

Other Assets:
  Restricted Cash                           200,000         200,000
  Trademarks, net                            44,433          50,633
  Website Development Costs, net            132,866         131,058
  Other                                      76,161          71,007
                                         -----------   -------------

     Total Assets                        $5,138,538    $  5,150,069
                                        ============   =============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

Current Liabilities:
  Notes Payable                          $  449,791    $    466,903
  Accounts Payable                        1,240,736       1,062,071
  Accrued Liabilities                       362,603         644,676
                                        ------------   -------------
     Total Current Liabilities            2,053,130       2,173,650

Deferred Rent                               236,847         229,234
                                        ------------   -------------

     Total Liabilities                    2,289,977       2,402,884
                                        ------------   -------------

Redeemable Common Stock and Warrants,
  $.002 par value, 228,571 shares issued
  and outstanding and 32,000 warrants       200,000         200,000

Shareholders' Equity:
  Preferred Stock, $.10 par value,
     20,000,000 shares authorized; none
     issued and outstanding at July 30,
     2000 and January 30, 2000                    -               -
  Series B Convertible Preferred Stock, 3%
     cumulative, redeemable, convertible
     to 369,231 shares of common stock,
     120 shares authorized; none issued and
     outstanding at July 30, 2000 and
     January 30, 2000                             -               -
  Common Stock, $.002 par value;
     850,000,000 shares authorized;
     1,433,619 shares issued and outstanding
     at July 30, 2000, and 1,328,207 shares
     issued and outstanding at January
     30, 2000                                 2,867           2,656
  Additional Paid-in Capital              7,034,690       6,298,084
  Accumulated Deficit                    (4,388,996)     (3,753,555)
                                         -----------   -------------
  Total Stockholders' Equity              2,648,561       2,547,185
                                         -----------   -------------

     Total Liabilities & Equity          $5,138,538    $  5,150,069
                                         ===========   =============
















             See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
            FOR THE PERIODS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                  (UNAUDITED)

                                   Three Months Ended Three Months Ended
                                    July 30, 2000       August 1, 1999
                                --------------------  ------------------
Total Revenues                          2,570,866           2,773,837

Cost of Goods Sold                        788,327             848,736
                                     -------------       -------------

     Gross Margin                       1,782,539           1,925,101

Operating Expenses:
  Personnel                               922,726             932,532
  Occupancy                               688,322             717,380
  Other Selling, General and
     Administrative                       386,075             414,217
  Depreciation and Amortization           124,726             124,236
                                    --------------      --------------
     Total Operating Expenses           2,121,849           2,188,365

Operating Loss                           (339,310)           (263,264)

Other Income (Expenses):
  Interest, net                            (4,176)            (13,132)
  Other                                     4,960               3,601
                                    --------------     ---------------

     Other, net                               784             (9,531)
                                    --------------     ---------------

Net Loss                                 (338,526)           (272,795)

Preferred Stock Dividends
     -- Imputed                                 -            (157,560)
                                    --------------     ---------------

Net Loss Available to Common
  Shareholders                     $     (338,526)    $        (430,355)
                                   ===============    ================

Net Loss Per Common Share
  (Basic and Diluted):             $        (0.24)    $         (0.40)
                                   ===============    ================
Weighted Average Shares
  Outstanding                           1,433,619           1,069,128
                                   ===============    ================





























             See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
            FOR THE PERIODS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                  (UNAUDITED)

                                  Six Months Ended     Six Months Ended
                                    July 30, 2000       August 1, 1999
                                   --------------     ----------------
Total Revenues                          5,218,443           5,588,935

Cost of Goods Sold                      1,604,997           1,713,771
                                  ----------------    ----------------

     Gross Margin                       3,613,446           3,875,164

Operating Expenses:
  Personnel                             1,857,165           1,864,032
  Occupancy                             1,371,129           1,433,704
  Other Selling, General and
     Administrative                       780,246             825,499
  Depreciation and Amortization           238,605             248,374
                                 -----------------   -----------------
     Total Operating Expenses           4,247,145           4,371,609

Operating Loss                           (633,699)           (496,445)

Other Income (Expenses):
  Interest, net                           (11,702)            (23,848)
  Other                                     9,960               8,310
                                 -----------------   -----------------

     Other, net                            (1,742)           (15,538)
                                 -----------------   -----------------

Net Loss                                 (635,441)          (511,983)

Preferred Stock Dividends
  -- Imputed                                    -            (157,560)
                                 -----------------  ------------------

Net Loss Available to Common
  Shareholders                     $     (635,441)    $      (669,543)
                                 =================    ================

Net Loss Per Common Share
  (Basic and Diluted):             $        (0.45)    $         (0.69)
                                 =================   =================

Weighted Average Shares
  Outstanding                           1,411,614             967,700
                                  ================   =================




             See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                  (UNAUDITED)

                                  Six Months Ended    Six Months Ended
                                    July 30, 2000       August 1, 1999
                                   ---------------     -----------------
Cash Flows From Operating
  Activities:
  Net Loss                         $     (635,441)    $      (511,983)
  Adjustments to reconcile net
     loss to net cash from
     operating activities:
     Amortization of warrants issued
       for services                         4,450               8,100
     Depreciation and amortization        238,605             248,374
  Changes in operating assets and
     liabilities:
     (Increase) decrease in:
          Merchandise inventories          45,996             132,105
          Other assets                      9,615             (39,100)
     Increase (decrease) in:
          Accounts payable and accrued
          liabilities                    (103,409)           (110,149)
          Other liabilities                 7,613              26,170
                                  ----------------    ----------------

          Net cash used by
          operating activities          (432,571)            (246,483)

Cash Flows From Investing Activities:
  Capital expenditures for property
     and equipment                       (141,664)            (31,203)
  Capital expenditures for
     development of website                (9,608)            (85,950)
                                  ----------------    ----------------

     Net cash used by investing
         activities                      (151,272)           (117,153)

Cash Flows From Financing Activities:
  Proceeds from exercise of options
     and warrants                         724,970                   -
  Proceeds from sales of warrants          11,847                   -
  Increase in restricted cash from
     exercise of options and warrants,
     and sale of warrants                (741,554)                  -
  Decrease in restricted cash for
     capital expenditures and working
     capital                              370,000                   -
  Deferred offering costs                       -             (14,000)
  Proceeds from issuance of common
     stock                                      -             220,769
  Proceeds from issuance of preferred
     stock                                      -             279,231
  Issuance of note payable                 30,538              12,000
  Payments on notes payable               (47,650)           (141,200)
                                    --------------     ---------------

     Net cash provided by
     financing activities                 348,151             356,800
                                   ---------------     ---------------

Decrease in Cash and Cash
  Equivalents                           (235,692)             (6,836)

Cash & Cash Equivalents,
  beginning of period                     357,653             221,273
                                   ---------------    ----------------

Cash & Cash Equivalents,
  end of period                    $      121,961     $       214,437
                                   ===============    ================

Supplemental Schedule of Cash
  Flow Information:
  Cash paid for interest           $       23,898     $        25,002
                                   ===============    ================














             See accompanying notes to these financial statements.

                            PREMIER CONCEPTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 30, 2000


Note 1.        Commitments and Contingencies
-------        -----------------------------

     LITIGATION. Premier Concepts is subject to legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon Premier's financial position or results of operations. (See PART II. OTHER INFORMATION--Item 1. Legal Proceedings.)

Note 2.        Seasonality and Quarterly Fluctuations
-------        --------------------------------------

     Our faux jewelry chain, operating under the trade names Impostors, Elegant Pretenders and Joli Joli, historically has realized lower sales during the first three quarters which has resulted in incurring operating losses during those quarters. To this end, we have generated an operating loss during the six months ended July 30, 2000 of $633,699, as compared to an operating loss of $496,445 for the six months ended August 1, 1999.

     Our retail business is highly seasonal with our mall locations generating approximately 20% of revenues during the December holiday season. Our 10 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

Note 3.        Proposed Merger:
-------        ----------------

     Premier Concepts has executed an Agreement and Plan of Merger with AmazeScape.com, Inc. The pending merger is subject to stockholder approval. The Merger Agreement was initially executed in February 2000. Since that time, there has been a decline in the interest of the financial markets in the Internet portal business such as the one operated by AmazeScape. Recognizing this condition, the parties have begun preliminary discussions regarding possible modifications to the terms of the merger and other alternative transactions. However, as of the date of this report, the Merger Agreement is still in full force and effect.

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

LIQUIDITY AND CAPITAL RESOURCES -- JULY 30, 2000 COMPARED TO JANUARY 30, 2000

     At July 30, 2000 our operating cash balance of $121,961 was approximately 66% less than the cash balance of $357,653 at January 30, 2000.

     During the six months ended July 30, 2000, merchandise inventories decreased $45,996, or approximately 3%, representing the normal reduction of
inventories during the slower summer retail season.   Merchandise inventories
are expected to increase during the third and fourth quarters in preparation of the 2000 holiday shopping season.

     Prepaid expenses and other current assets, which primarily includes prepaid operating expenses and accounts receivable, decreased slightly by approximately $19,000. Included in other current assets is a receivable from AmazeScape for costs incurred in connection with the proposed merger. Under the terms of the merger agreement, these costs are to be paid by AmazeScape as they come due. At July 30, 2000 the balance of the receivable had been reduced by approximately $57,000 from $155,000 at January 30, 2000 to $98,000 at July 30, 2000. These costs primarily include legal and accounting fees in connection with the proposed merger.

     Also included in prepaid expenses and other current assets is approximately $12,600 representing the remaining imputed value of a warrant to purchase 25,000 shares of common stock at $.875 per share associated with a two year extension of a Management Services Agreement. The agreement provides for certain consulting services including arrangement of possible debt and equity financing, as well as strategic, operational and investment banking advice. On November 1, 1999 the Management Services Agreement was extended an additional two years through December 2002. These costs are being amortized as professional services over the life of the extended agreement.

     As a result of the foregoing, current assets, net of restricted cash as discussed below, decreased by $300,906 from $2,404,137 at January 30, 2000 to $2,103,231 at July 30, 2000.

     For the six months ended July 30, 2000, accounts payable and accrued expenses decreased by $103,408, or approximately 6%, which decrease is attributed primarily to the related decrease in merchandise inventory. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

     Notes payable, all maturing within one year, decreased slightly by approximately $17,100. This decrease is the result of regularly scheduled payments made of $47,650. In March 2000, a short-term note in the amount of $17,023 was issued to finance a portion of our commercial liability insurance package. The note bears interest at 11%, requires monthly principal and interest payments of $1,979, and matures on November 28, 2000. In July 2000, a short-term note in the amount of $13,515 was issued to finance a portion of our directors' and officers' liability insurance package. The note bears interest at 12.5%, requires monthly principal and interest payments of $1,817, and matures in March 2001.

     Included in notes payable is a bank note with a principal balance of $398,000 at July 30, 2000. This note requires monthly principal payments of $1,000 plus accrued interest at the Bank's prime lending rate plus 1.5%. A one time principal payment of $37,000 was made in December 1999. The note matured on June 20, 2000, and was extended to October 5, 2000, under essentially the same terms. We are in discussions with the Bank to renew the note beyond its October 2000 maturity.

     Also included in notes payable is approximately $18,000 representing the balance of a note payable to a contractor relating to the construction of a store in Palisades Center in West Nyack, New York in 1998. This store was closed in January 2000 due to poor performance. The note requires monthly installments of $5,000 including principal and interest at 10%. The note matures in November 2000.

     As a result of the foregoing, current liabilities decreased $120,520 from $2,173,650 at January 30, 2000, to $2,053,130 at July 30, 2000. Working
capital, net of restricted cash as discussed below, decreased $180,386 from $230,487 at January 30, 2000 to $50,101 at July 30, 2000.

     During the six months ended July 30, 2000 we invested $141,664 in property and equipment. Approximately $98,000 was invested in development, design and construction for our new store at the Aladdin Hotel and Casino in Las Vegas, Nevada. The new store, operating under the trade name "Joli-Joli" opened for business on August 17, 2000. In addition, during the six months ended July 30, 2000, we invested approximately $11,000 to remodel our Impostors store at Union Station in Washington D.C., which is expected to be completed during the third quarter. Also during the six months ended July 30, 2000 we invested approximately $17,500 to upgrade our accounting software and systems at our corporate offices in Aurora, Colorado. This compares with approximately $31,200 invested in property and equipment for the six months ended August 1, 1999, which consisted primarily of furniture and equipment improvements at our corporate offices.

     Based on the foregoing, property and equipment, net of accumulated depreciation, increased $82,941, from $2,190,331 at January 30, 2000, to $2,107,390 at July 30, 2000.

     In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform "premierjewelry.com" from which we showcase existing and new product concepts. As of July 30, 2000, we had invested $140,666 in the development of the new "premierjewelry.com" website, of which approximately $9,600 was invested during the six months ended July 30, 2000. The new site was launched on May 30, 2000. The investment is being amortized over three years, and at July 30, 2000, we had amortized $7,800 of this investment.

     Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $44,433 at July 30, 2000.

     Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $76,161 at July 30, 2000 is relatively unchanged from the January 30, 2000 balance of $71,007.

     Deferred rent increased $7,613 from $229,234 at January 30, 2000, to $236,847 at July 30, 2000, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

     On November 12, 1999, 228,571 shares of common stock were sold to an investor in a private placement for $200,000. The proceeds from the sale, and the shares of common stock, are being held in escrow. The escrowed funds are to be used as partial collateral to facilitate a debt financing. The funds and the shares of common stock will be released from the escrow account upon certain terms and conditions, including the approval of the Board of Directors and consent of the lender in the proposed debt financing. In the event the merger transaction described above is not consummated prior to October 31, 2000, at the investor's option the $200,000 will be released from escrow and disbursed to the investor, and the 228,571 shares of common stock will be returned and cancelled. These escrowed funds are classified as restricted cash at July 30, 2000, and the escrowed shares of common stock are classified as redeemable common stock.

     During the six months ended July 30, 2000 certain employees purchased 30,000 shares of common stock through the exercise of stock options awarded from our Incentive Stock Option Plan. The total proceeds from the exercise of these options were $69,375.

     Also during the six months ended July 30, 2000, 35,462 shares of common stock were issued from exercises of the public "A" warrants that were issued as part of the public offering completed in April 1997. Two "A" warrants are exercisable to purchase one share of common stock at an exercise price of $10.00 per share. In June 2000, the expiration date for these warrants was extended to October 27, 2000. The total proceeds received from the exercise of these warrants were $354,620.

     Also during the six months ended April 30, 2000, 39,950 shares of common stock were issued from the exercise of other options and warrants. Of this, 29,450 share of common stock were issued from the exercise of options held by the representatives of the underwriter of our public offering completed in April 1997. These options are exercisable to purchase one share of common stock at an exercise price of $9.00 per share, and expire in April 2002. The total proceeds from exercise of these options were $265,050. At July 30, 2000, there remained outstanding 25,550 representative options. In addition, 8,000 shares were issued to an investor from the exercise of warrants acquired from the June 1999 private placement of convertible preferred stock. These warrants are exercisable to purchase one share of common stock at an exercise price of $4.10, and expire in June 2002. The total proceeds received from exercise of these 8,000 warrants were $32,800. At July 30, 2000, 72,000 of the warrants issued in connection with the June 1999 private placement remained outstanding. Additionally, 2,500 shares were issued to an investor from the exercise of warrants acquired in March 1999 as compensation for providing services under a Management Services Agreement. These warrants are exercisable to purchase one share of common stock at an exercise price of $1.25 per share, and expire in June 2002. The total proceeds received from exercise of these warrants were $3,125. At July 30, 2000, 22,500 of these warrants were outstanding.

     During the six months ended July 30, 2000, the representatives of the underwriter of our public offering completed in April 1997, exercised options to purchase 32,908 "A" warrants, the terms of which are described above. The options are exercisable to purchase one "A" warrant at an exercise price of $.36 per warrant. The total proceeds received from the exercise of these options to purchase warrants were $11,487. At July 30, 2000, 22,092 options to purchase "A" warrants were outstanding.

     The total proceeds received from the exercise of options and warrants was $736,817 for the six months ended July 30, 2000. Under the terms of the Agreement and Plan of Merger with AmazeScape, we have placed into escrow all of the cash proceeds from the exercise of options or warrants received after November 17, 1999. In July 2000, by agreements with AmazeScape, $370,000 was released from the escrow account. Of these funds released, Premier Concepts received $300,000, of which $100,000 was designated to pay construction costs for our new store at the Aladdin Hotel and Casino as discussed above, with the remaining $200,000 available as general working capital. By agreement, AmazeScape received $70,000 of the released funds, which were used to pay for certain professional fees incurred in association with the proposed merger. Premier Concepts was also entitled to receive an additional $50,000 of these funds in August 2000, and at July 30, 2000 is classified as restricted cash.

     In the event the merger transaction is consummated, the remaining escrowed funds will be released to AmazeScape. In the event the merger transaction is not consummated, the remaining funds will be released to Premier Concepts. These escrowed funds with a balance of $474,457 at July 30, 2000, net of fees and interest earned, are classified as restricted cash.

     As a result of the foregoing, common stock increased $211, from $2,656 (1,328,207 shares outstanding) at January 30, 2000, to $2,867 (1,433,619 shares outstanding) at July 30, 2000. Additional paid in capital increased $736,606 from $6,298,084 at January 30, 2000 to $7,034,690 at July 30, 2000.

     As a result of the net loss for the six months ended July 30, 2000 of $635,441, the accumulated deficit increased from $3,753,555 at January 30, 2000 to $4,388,996 at July 30, 2000. Considering the net loss and the equity transactions as discussed above, total stockholders' equity increased $101,376 from $2,547,185 at January 30, 2000 to $2,648,561 at July 30, 2000.

     Net cash used by operating activities was $432,571 for the six months ended July 30, 2000 compared with $246,483 for the six months ended August 1, 1999. The change of approximately $185,000 primarily represents the cash effect of the increase in the net loss for the six months and the decreases in merchandise inventories as discussed above.

     Net cash used by investing activities was $151,272 for the six months ended July 30, 2000 compared with $117,153 for the six months ended August 1, 1999. The change of approximately $34,000 is attributable to our investment in the new store at the Aladdin Hotel and Casino in Las Vegas, Nevada, all as discussed above, and our investment in the website during the six months ended August 1, 1999, and July 30, 2000.

     Net cash provided by financing activities for the six months ended July 30, 2000 was $348,151, and primarily represents the release of $370,000 from restricted cash being held in escrow as discussed above, and the issuance of notes payable and regularly scheduled payments on our notes payable. This compares to net cash provided by financing activities of $356,800 for the six months ended August 1, 1999, which represented $211,544 in proceeds (net of $9,225 of costs of the offering), from a private placement of common stock in March 1999, and a $112,000 principal reduction of our bank note, as well as regularly scheduled payments on notes payable.

     The foregoing resulted in a decrease of $235,692 in our operating cash position from $357,653 at January 30, 2000 to $121,961 at July 30, 2000. This compares with a decrease in cash of $6,836 from $221,273 at January 31, 1999 to $214,437 at August 1, 1999.

     As of the date of this report, no additional leases to open retail locations have been executed. However, possible new locations are currently being evaluated. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000- $200,000, including the lease build-outs, fixtures, equipment and inventory. As discussed above, the funds received from the exercises of options and warrants is restricted under the terms of the merger agreement. Upon completion of the merger, the current operations of Premier Concepts will be entitled to a portion of these funds sufficient to meet our short-term capital requirements. As discussed above, if the merger is not consummated, Premier Concepts will be entitled to all such funds.

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

Results of Operations - Three Months Ended July 30, 2000 Compared to Three Months Ended August 1, 1999

     Set forth below is selected summary financial data derived from the financial statements and financial records.


                                  Three Months Ended  Three Months Ended
                                     July 30, 2000      August 1, 1999
Statements of Operations Data:

Total Revenues                     $     2,570,866     $      2,773,837
Operating loss                            (339,310)            (263,264)
Net loss                                  (338,526)            (272,795)
Net loss available to common
   shareholders                           (338,526)            (430,355)
Net loss per common share                     (.24)                (.40)
Weighted average shares outstanding      1,433,619            1,069,128

Statistical Data:

Store revenues                     $     2,566,617     $      2,768,265
Store gross margin                       1,781,711            1,925,968
Store operating expenses                 1,702,305            1,765,947
Store operating profit                      79,406              160,023
Corporate overhead operating expenses      409,484              421,644
Gross margin percentage                       69.3%                69.4%
Comparable same store sales (32 stores)  2,504,859            2,451,127
Comparable same store sales growth             2.2%                -1.7%


     Total revenues for the three months ended July 30, 2000 were $2,570,866 as compared to $2,773,837 for the comparable period ended August 1, 1999, a decrease of $202,971, or 7%. However, comparable same store sales were $2,504,859 for the three months ended July 30, 2000 as compared to $2,451,127 for the comparable period ended August 1, 1999, an increase of approximately $53,700, or 2.2%. Non-same store sales of approximately $317,000 and $61,700 for the three months ended August 1, 1999, and July 30, 2000, respectively, is attributable to three stores closed during the year ended January 30, 2000, and one store closed in June 2000:

     Paradise Valley, Phoenix, AZ -- closed December 26, 1999 upon expiration of lease;
     Pentagon City, Arlington, VA -- closed January 25, 2000 upon expiration of lease;
     Palisades Center, West Nyack, NY --closed January 25, 2000 due to poor performance; and,
     Tyson's Corner, McLean, VA -- closed June 27, 2000 upon expiration of lease.

     Also included in total revenues are approximately $4,250 and $5,570 for the quarters ended July 30, 2000 and August 1, 1999, respectively. These revenues generally represent sales generated from our website, catalog and sales to wholesale customers.

     For the three months ended July 30, 2000, cost of goods sold was $788,327 and the gross margin was $1,782,539, or 69.3%. For the three months ended August 1, 1999, cost of goods sold was $848,736 and the gross margin was $1,925,101, or 69.4%. Included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $25,593, or 1.0% of total revenue for the quarter ended July 30, 2000. This compares with freight charges of $20,699, or 0.75% of total revenue for the quarter ended August 1, 1999.

     Total operating expenses were $2,121,849 for the quarter ended July 30, 2000, compared to $2,188,365 for the quarter ended August 1, 1999, or 82.5% and 78.9% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $922,726, or 35.9% of revenues, and $932,532, or 33.6% of revenues for the quarters ended July 30, 2000, and August 1, 1999, respectively, a decrease of approximately $9,800. This decrease is attributed primarily to operating three fewer stores during the quarter ended July 30, 2000, than during the quarter ended August 1, 1999. However, the increase in the relative percentage to sales is the result of a store staffing increase initiated during the second quarter of fiscal year ended January 30, 2000, to provide greater store security as well as increased floor coverage during store operating hours to enhance customer service. We expect that store personnel expenses will decrease as a percentage of revenue as our operational and sales training programs are fully implemented during the third quarter. Total personnel costs for our corporate personnel remained unchanged from $225,257 to $225,243 for the quarters ended August 1, 1999, and July 30, 2000, respectively.

     Occupancy costs of $688,322, and $717,380, are included in total operating expenses for the three months ended July 30, 2000 and August 1, 1999, respectively. The decrease of approximately $29,000 represents operating three fewer stores during the quarter ended July 30, 2000 compared to the quarter ended August 1, 1999.

     Other selling, general and administrative expenses of $386,075 and $414,217 are included in total operating expenses for the quarters ended July 30, 2000 and August 1, 1999, respectively, representing a decrease of approximately $28,100. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:

                         Three Months Ended       Three Months Ended
                         July 30, 2000            August 1, 1999
                         -------------------      ------------------

Advertising and promotion $   51,332    2.0%       $   55,756     2.0%
Banking fees                  61,392    2.4%           62,991     2.3%
Merchandise distribution      40,284    1.6%           34,638     1.2%
Repairs and rentals           15,274    0.6%           14,423     0.5%
Property insurance, fees,
     and taxes                35,123    1.4%           25,746     0.9%
Professional and service
     fees                     30,328    1.2%           60,482     2.2%
Supplies and product
     packaging                49,380    1.9%           49,566     1.8%
Telephone and utilities       46,288    1.8%           58,261     2.1%
Travel                        41,564    1.6%           40,047     1.4%
Other                         15,110    0.6%           12,307     0.4%
                         -----------              -----------

                          $  386,075   15.0%         $414,216    14.9%
                         ===========              ===========

     Included in total operating expenses are corporate overhead expenses of $409,484, or 15.9% of total revenues, for the three months ended July 30, 2000, as compared to $421,644, or 15.2% of total revenues, for the three months ended August 1, 1999, representing a slight decrease of approximately $12,200 for the comparable period. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $124,726 and $124,236 for the quarters ended July 30, 2000 and August 1, 1999, respectively. Included in depreciation and amortization for the quarter ended July 30, 2000 is $7,800 of amortization of our website investment. Total depreciation expense relating to our property and equipment was $113,827 and $121,136 for the quarters ended July 30, 2000, and August 1, 1999, a decrease of approximately $7,300 and is attributed to the three stores closed during the year ended January 30, 2000, as discussed above.

     As a result of the foregoing, the loss from operations for the quarter ended July 30, 2000 was $339,310, as compared with a loss from operations for the quarter ended August 1, 1999 of $263,264, an increase of $75,798.

     Interest expense was $12,062 and $15,417 for the quarters ended July 30, 2000, and August 1, 1999, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $7,886 and $2,285 for the quarters ended July 30, and August 1, 1999, respectively, and results from the daily investing of available cash balances.

     Other income was $4,960 and $3,601 for the quarters ended July 30, 2000, and August 1, 1999, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2001, and are renewable at our option.

     On June 30, 1999 we issued 223,385 shares of Series A Convertible Preferred Stock in a private placement for $279,231. Each share of preferred stock was convertible to a share of common stock at $1.25 per share. On the date of issuance, the underlying shares of common stock had a market value of $1.625 per share. The amount of $83,769, representing the difference between the conversion price and the market value of the underlying common stock on the issuance date, was recorded as an imputed dividend on June 30, 1999. In addition, the investor also received a warrant to purchase 80,000 shares of common stock at an exercise price of $4.10 per share. The imputed value of the warrant was estimated to be $73,791, and was also recorded as a dividend at June 30, 1999.

     Based on the foregoing, the net loss for the three months ended July 30, 2000 was $338,526, which translates to a net loss per share of $(0.24) based on 1,433,619 weighted average shares outstanding. This compares with a net loss for the three months ended August 1, 1999 of $430,355, or $(0.40) per share, based on 1,069,128 weighted average shares outstanding as of that date.

Results of Operations - Six Months Ended July 30, 2000 Compared to Six Months Ended August 1, 1999

     Set forth below is selected summary financial data derived from the financial statements and financial records.

                                    Six Months Ended   Six Months Ended
                                      July 30, 2000     August 1, 1999
                                    ----------------   -----------------
Statements of Operations Data:

Total Revenues                      $    5,218,443      $    5,588,935
Operating loss                            (633,699)           (496,445)
Net loss                                  (635,441)           (511,983)
Net loss available to common
   shareholders                           (635,441)           (669,543)
Net loss per common share                     (.45)               (.69)
Weighted average shares outstanding      1,411,614             967,700

Statistical Data:

Store revenues                      $    5,211,616      $    5,572,262
Store gross margin                       3,613,655           3,874,322
Store operating expenses                 3,418,316           3,527,207
Store operating profit                     195,339             347,115
Corporate overhead operating expenses      818,541             843,088
Gross margin percentage                       69.2%               69.3%
Comparable same store sales (32 stores)  5,059,984           4,941,771
Comparable same store sales growth             2.4%              -2.7%


     Total revenues for the six months ended July 30, 2000 were $5,218,443 as compared to $5,588,935 for the comparable period ended August 1, 1999, a decrease of $370,492, or 7%. However, comparable same store sales were $5,059,984 for the six months ended July 30, 2000 as compared to $4,941,771 for the comparable period ended August 1, 1999, an increase of approximately $118,200, or 2.4%. Non-same store sales of approximately $630,500 and $151,600 for the six months ended August 1, 1999, and July 30, 2000, respectively, is attributable to three stores closed during the year ended January 30, 2000, and one store closed in June 2000:

     Paradise Valley, Phoenix, AZ -- closed December 26, 1999 upon expiration of lease;
     Pentagon City, Arlington, VA -- closed January 25, 2000 upon expiration of lease;
     Palisades Center, West Nyack, NY -- closed January 25, 2000 due to poor performance; and,
     Tyson's Corner, McLean, VA -- closed June 27, 2000 upon expiration of lease.

     Also included in total revenues are approximately $6,800 and $16.700 for the six months ended July 30, 2000 and August 1, 1999, respectively. These revenues generally represent sales generated from our website, catalog and sales to wholesale customers.

     For the six months ended July 30, 2000, cost of goods sold was $1,604,997 and the gross margin was $3,613,446, or 69.2%. For the six months ended August 1, 1999, cost of goods sold was $1,713,771 and the gross margin was $3,875,164, or 69.3%. Included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $51,981, or 1.0% of total revenue for the six months ended July 30, 2000. This compares with freight charges of $41,674, or 0.75% of total revenue for the six months ended August 1, 1999.

     Total operating expenses were $4,247,145 for the six months ended July 30, 2000, compared to $4,371,609 for the six months ended August 1, 1999, or 81.4% and 78.2% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $1,857,165, or 35.6% of revenues, and $1,864,032, or 33.4% of revenues for the six months ended July 30, 2000, and August 1, 1999, respectively, a decrease of approximately $7,000. This decrease is attributed primarily to operating three fewer stores during the six months ended July 30, 2000, than during the six months ended August 1, 1999. However, the increase in the relative percentage to sales is the result of a store staffing increase initiated during the second quarter of fiscal year ended January 30, 2000, to provide greater store security as well as increased floor coverage during store operating hours to enhance customer service. We expect that store personnel expenses will decrease as a percentage of revenue as our operational and sales training programs are fully implemented during the third quarter. Total personnel costs for our corporate personnel remained relatively unchanged from $442,148 to $445,489 for the six months ended August 1, 1999, and July 30, 2000, respectively.

     Occupancy costs of $1,371,129, and $1,433,704, are included in total operating expenses for the six months ended July 30, 2000 and August 1, 1999, respectively. The decrease of approximately $62,600 represents operating three fewer stores during the six months ended July 30, 2000 compared to the six months ended August 1, 1999.

     Other selling, general and administrative expenses of $780,246 and $825,499 are included in total operating expenses for the six months ended July 30, 2000 and August 1, 1999, respectively, representing a decrease of approximately $45,300. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:


                         Six Months Ended         Six Months Ended
                         July 30, 2000            August 1, 1999
                         -------------------      ------------------


Advertising and promotion $  101,329    1.9%       $  102,406     1.8%
Banking fees                 122,255    2.3%          123,175     2.2%
Merchandise distribution      82,051    1.6%           64,125     1.1%
Repairs and rentals           33,110    0.6%           33,758     0.6%
Property insurance, fees,
     and taxes                66,828    1.3%           38,738     0.7%
Professional and service
     fees                     69,034    1.3%          121,995     2.2%
Supplies and product
     packaging               107,803    2.1%          106,650     1.9%
Telephone and utilities       96,686    1.9%          113,424     2.0%
Travel                        76,417    1.5%           92,096     1.6%
Other                         24,733    0.5%           29,131     0.5%
                          ----------              -----------

                          $  780,246   14.9%       $  825,496    14.8%
                          ==========             ============


     Included in total operating expenses are corporate overhead expenses of $818,541, or 15.7% of total revenues, for the six months ended July 30, 2000, as compared to $843,088, or 15.1% of total revenues, for the six months ended August 1, 1999, representing a decrease of approximately $24,600 for the comparable period. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $238,605 and $248,374 for the six months ended July 30, 2000 and August 1, 1999, respectively. Included in depreciation and amortization for the six months ended July 30, 2000 is $7,800 of amortization of our website investment. Total depreciation expense relating to our property and equipment was $224,605 and $242,174 for the six months ended July 30, 2000, and August 1, 1999, respectively, a decrease of approximately $17,600 and is attributed to the three stores closed during the year ended January 30, 2000, as discussed above.

     As a result of the foregoing, the loss from operations for the six months ended July 30, 2000 was $633,699, as compared with a loss from operations for the six months ended August 1, 1999 of $496,445, an increase of $137,004.

     Interest expense was $23,967 and $29,497 for the six months ended July 30, 2000, and August 1, 1999, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $12,265 and $5,649 for the six months ended July 30, and August 1, 1999, respectively, and results from the daily investing of available cash balances.

     Other income was $9,960 and $8,310 for the six months ended July 30, 2000, and August 1, 1999, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2001, and are renewable at our option.

     On June 30, 1999 we issued 223,385 shares of Series A Convertible Preferred Stock in a private placement for $279,231. Each share of preferred stock was convertible to a share of common stock at $1.25 per share. On the date of issuance, the underlying shares of common stock had a market value of $1.625 per share. The amount of $83,769, representing the difference between the conversion price and the market value of the underlying common stock on the issuance date, was recorded as an imputed dividend on June 30, 1999. In addition, the investor also received a warrant to purchase 80,000 shares of common stock at an exercise price of $4.10 per share. The imputed value of the warrant was estimated to be $73,791, and was also recorded as a dividend at June 30, 1999.

     Based on the foregoing, the net loss for the six months ended July 30, 2000 was $635,441, which translates to a net loss per share of $(0.45) based on 1,411,614 weighted average shares outstanding. This compares with a net loss for the six months ended August 1, 1999 of $669,543, or $(0.69) per share, based on 967,700 weighted average shares outstanding as of that date.

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

     None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended July 30, 2000.

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


                                   PREMIER CONCEPTS, INC.



Dated:    September 18, 2000       By:  /s/ Sissel Eckenhausen
          ------------------            ----------------------------
                                        Sissel Eckenhausen, President


Dated:    September 18, 2000       By:  /s/ Todd Huss
          -------------------           ------------------------------
                                        Todd Huss, Chief Financial Advisor,
                                        Principal Accounting Officer