Form 10QSB
period 2000-09-30
PREMIER CONCEPTS INC /CO/
filed 2000-12-13
CIK 879206

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 29, 2000

                               OR

       [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE EXCHANGE ACT
     For the transition period from __________ to __________

                 Commission file number 33-42701


                            PREMIER CONCEPTS, INC.
          ----------------------------------------------------------
                   (Exact Name of Small Business Issuer as
                           Specified in its Charter)

     Colorado                                     84-1186026
----------------------------                 ------------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)            Identification Number

     3033 South Parker Road, Suite 120, Aurora, Colorado      80014
    ----------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                (303) 338-1800
                -----------------------------------------------
               (Issuer's telephone number, including area code)


             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

As of December 13, 2000, the Registrant had 1,662,190 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     INDEX

PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

     Item 1.   Financial Statements                                          3

          Balance Sheet as of October 29, 2000 and January 30, 2000          4

          Statement of Operations for the Three Months Ended October 29,
          2000 and October 31, 1999                                          6

          Statement of Operations for the Nine Months Ended October 29,
          2000 and October 31, 1999                                          7

          Statement of Cash Flows for the Nine Months Ended October 29,
          2000 and October 31, 1999                                          8

          Notes to Consolidated Financial Statements                        10

     Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations                         11

          Liquidity and Capital Resources                                   11

          Results of Operations                                             16

PART II.  OTHER INFORMATION                                                 24

     Item 1.   Legal Proceedings                                            24

     Item 2.   Changes in Securities                                        24

     Item 3.   Defaults Upon Senior Securities                              24

     Item 4.   Submission of Matters to a Vote of Security Holders          24

     Item 5.   Other Information                                            24

     Item 6.   Exhibits and Reports on Form 8-K                             24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying balance sheet at October 29, 2000, statements of operations for the three and nine months ended October 29, 2000, and October 31, 1999, and statements of cash flows for the nine months ended October 29, 2000, and October 31, 1999 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The interim financial statements are not necessarily indicative of results of operations expected for the fiscal year. The balance sheet as of January 30, 2000 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Premier Concepts Form 10-KSB for the year ended January 30, 2000.

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

                            PREMIER CONCEPTS, INC.
                                 BALANCE SHEET
                  AS OF OCTOBER 29, 2000 AND JANUARY 30, 2000
                                  (UNAUDITED)

                                             October 29,     January 30,
                                                2000            2000
                                            ------------     -----------
ASSETS
------
Current Assets:
Cash & Cash Equivalents                    $   408,513      $  357,653
Restricted Cash                                      -         102,903
Merchandise Inventories                      1,640,127       1,786,255
Prepaid Expenses & Other Current Assets        111,958         260,229
                                           ------------   -------------

     Total Current Assets                    2,160,598       2,507,040

Property and Equipment, net                  2,107,632       2,190,331

Other Assets:
  Restricted Cash                              200,000         200,000
  Trademarks, net                               41,333          50,633
  Website Development Costs, net               122,216         131,058
  Other                                         72,545          71,007
                                           ------------   -------------

     Total Assets                          $ 4,704,324      $5,150,069
                                           ============   =============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
`Current Liabilities:
Notes Payable                              $   193,535      $  466,903
  Accounts Payable                           1,167,992       1,062,071
Accrued Liabilities                            519,060         644,676
                                           ------------   -------------
Total Current Liabilities                    1,880,587       2,173,650

Long-term Debt                                 267,500               -

Deferred Rent                                  240,823         229,234
                                           ------------   -------------

     Total Liabilities                       2,388,910       2,402,884
                                           ------------   -------------

Redeemable Common Stock and Warrants,
  $.002 par value, 228,571 shares issued
  and outstanding and 32,000 warrants          200,000         200,000

Shareholders' Equity:
  Preferred Stock, $.10 par value,
     20,000,000 shares authorized; none
     issued and outstanding at October 29,
     2000 and January 30, 2000                       -               -
  Series B Convertible Preferred Stock,
     3% cumulative, redeemable, convertible
     to 369,231 shares of common stock, 120
     shares authorized; none issued and
     outstanding at October 29, 2000 and
     January 30, 2000                                -               -
  Common Stock, $.002 par value; 850,000,000
     shares authorized; 1,433,619 shares
     issued and outstanding at October 29,
     2000, and 1,328,207 shares issued and
     outstanding at January 30, 2000             2,867           2,656
  Additional Paid-in Capital                 7,034,690       6,298,084
  Accumulated Deficit                       (4,922,143)     (3,753,555)
                                           ------------    ------------
  Total Stockholders' Equity                 2,115,414       2,547,185
                                           ------------    ------------

     Total Liabilities & Equity            $  4,704,324     $5,150,069
                                           ============    ============


                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
          FOR THE PERIODS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                  (UNAUDITED)

                                            Three Months    Three Months
                                            Ended October  Ended October
                                              29, 2000        30, 1999
                                            ------------- ----------------
Total Revenues                               2,536,146       2,958,986

Cost of Goods Sold                             781,253         855,092
                                           ------------    ------------
     Gross Margin                            1,754,893       2,103,894

Operating Expenses:
  Personnel                                    874,372       1,007,322
  Occupancy                                    691,520         748,199
  Other Selling, General and
     Administrative                            411,445         481,214
  Depreciation and Amortization                134,749         129,995
                                           ------------    ------------
     Total Operating Expenses                2,112,086       2,366,730

Operating Loss                                (357,193)       (262,836)

Other Income (Expenses):
     Merger costs                             (173,287)              -
     Interest, net                              (7,035)        (17,724)
     Other                                       4,368           6,505
                                           ------------    ------------
  Other, net                                  (175,954)       (11,219)
                                           ------------    ------------
Net Loss                                      (533,147)       (274,055)

Preferred Stock Dividends                            -          (9,540)
                                           ------------    ------------

Net Loss Available to Common Shareholders  $  (533,147)     $ (283,595)
                                           ============    ============
Net Loss Per Common Share
  (Basic and Diluted):                     $     (0.37)     $    (0.27)
                                           ============    ============

Weighted Average Shares Outstanding          1,433,619       1,069,128
                                           ============    ============

                            PREMIER CONCEPTS, INC.
                            STATEMENT OF OPERATIONS
          FOR THE PERIODS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                  (UNAUDITED)

                                           Nine Months      Nine Months
                                         Ended October 29,  Ended October
                                                2000          31, 1999
                                          ----------------  -------------
Total Revenues                               7,754,589       8,547,921

Cost of Goods Sold                           2,386,250       2,568,863
                                           ------------    ------------
Gross Margin                                 5,368,339       5,979,058

Operating Expenses:
  Personnel                                  2,731,537       2,871,354
  Occupancy                                  2,062,649       2,181,903
  Other Selling, General and
     Administrative                          1,191,691       1,306,713
  Depreciation and Amortization                373,354         378,369
                                           ------------    ------------
     Total Operating Expenses                6,359,231       6,738,339

Operating Loss                                (990,892)       (759,281)

Other Income (Expenses):
     Merger costs                             (173,287)              -
     Interest, net                             (18,737)        (41,572)
     Other                                      14,328          14,815
                                           ------------    ------------
  Other, net                                  (177,696)        (26,757)
                                           ------------    ------------
Net Loss                                    (1,168,588)       (786,038)

Preferred Stock Dividends                            -          (9,540)
Preferred Stock Dividends - Imputed                  -        (157,560)
                                           ------------    ------------
Net Loss Available to Common Shareholders  $(1,168,588)     $ (953,138)
                                           ============    ============
Net Loss Per Common Share
  (Basic and Diluted):                     $     (0.82)     $    (0.95)
                                           ============    ============
Weighted Average Shares Outstanding          1,418,949       1,007,509
                                           ============    ============


                            PREMIER CONCEPTS, INC.
                            STATEMENT OF CASH FLOWS
          FOR THE PERIODS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                  (UNAUDITED)

                                     Nine Months Ended Nine Months Ended
                                     October 29, 2000  October 31, 1999
                                     ----------------- -----------------
Cash Flows From Operating Activities:
  Net Loss                               $(1,168,588)   $     (786,038)
  Adjustments to reconcile net loss
     to net cash from operating
     activities:
       Amortization of warrants
         issued for services                   6,675            16,200
       Depreciation and amortization         373,354           378,369
  Changes in operating assets and
     liabilities:
     (Increase) decrease in:
       Merchandise inventories               146,128          (100,172)
       Other assets                          140,058           (47,981)
       Increase (decrease) in:
       Accounts payable and accrued
         liabilities                        (19,695)           266,524
       Other liabilities                      11,589            38,884
                                        -------------   ---------------

       Net cash used by operating
         activities                         (510,479)         (234,214)

Cash Flows From Investing Activities:
  Capital expenditures for property
     and equipment                          (261,855)          (80,042)
  Capital expenditures for development
     of website                              (10,658)         (106,353)
                                        -------------   ---------------

       Net cash used by investing
         activities                         (272,513)         (186,395)

Cash Flows From Financing Activities:
  Proceeds from exercise of options
     and warrants                            724,970                 -
  Proceeds from sales of warrants             11,847                 -
  Increase in restricted cash from
     exercise of options and warrants,
     and sale of warrants                   (743,658)                -
  Decrease in restricted cash for
     capital expenditures and working
     capital                                 846,561                 -
  Deferred offering costs                          -           (14,000)
  Proceeds from issuance of common stock                -
220,769
  Proceeds from issuance of preferred
     stock                                         -           279,231
  Issuance of note payable                    60,815            12,000
  Payments on notes payable                  (66,683)         (160,961)
                                        -------------   ---------------
       Net cash provided by financing
         activities                          833,852           337,039
                                        -------------   ---------------

Increase (Decrease) in Cash and Cash
  Equivalents                                 50,860           (83,570)

Cash & Cash Equivalents, beginning of
  period                                     357,653           221,273
                                        -------------   ---------------

Cash & Cash Equivalents, end of period   $   408,513    $      137,703
                                        =============  ================

Supplemental Schedule of Cash Flow
  Information:
  Cash paid for interest                 $    34,487    $       35,077
                                        =============  ================
Preferred stock dividend - Non-cash      $         -    $        9,540
                                        =============  ================


                            PREMIER CONCEPTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                October 29, 2000
                                  (UNAUDITED)

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

SEASONALITY AND QUARTERLY FLUCTUATIONS
--------------------------------------

     Our faux jewelry chain, operating under the trade names Impostors, Elegant Pretenders and Joli Joli, historically has realized lower sales during the first three quarters which has resulted in incurring operating losses during those quarters. To this end, we have generated an operating loss during the nine months ended October 29, 2000 of $990,892, as compared to an operating loss of $759,281 for the nine months ended October 31, 1999.

     Our retail business is highly seasonal with our mall locations generating approximately 20% of revenues during the December holiday season. Our 10 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

PROPOSED MERGER:
---------------

     In February 2000, Premier Concepts executed an Agreement and Plan of Merger with AmazeScape.com, Inc. In October 2000, the Agreement and Plan of Merger was terminated by Premier Concepts. As a result, approximately $173,000 of merger costs relating to a receivable from AmazeScape for costs incurred on our behalf in connection with the proposed merger were written off. These costs primarily included legal, accounting, and printing fees. Under the terms of the merger agreement, these costs were to be paid by AmazeScape as they came due. We are currently contemplating various options available to us to recover all or part of these costs from AmazeScape.

REDEEMABLE COMMON STOCK AND WARRANTS:
------------------------------------

     On November 12, 1999, 228,571 shares of common stock were sold to an investor in a private placement for $200,000. The proceeds from the sale, and the shares of common stock, are being held in escrow. The escrowed funds were to be used as partial collateral to facilitate a debt financing. In the event the proposed merger with AmazeScape.com was not consummated prior to November 30, 2000, at the investor's option the $200,000 would be released from escrow and disbursed to the investor, and the 228,571 shares of common stock will be returned and cancelled. These escrowed funds are classified as restricted cash at October 29, 2000, and the escrowed shares of common stock are classified as redeemable common stock.

     Subsequent to October 29, 2000, the investor declined to exercise its right to purchase the common stock and warrant. As such, the common stock and warrant are being released from escrow to Premier Concepts, and will be cancelled. For purposes of calculating earnings per share, the escrowed shares were not considered for the three or nine months ended October 29, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 29, 2000 COMPARED TO JANUARY 30,
2000

     At October 29, 2000 our operating cash balance of $408,513 was approximately 14% greater than the cash balance of $357,653 at January 30, 2000. The cash balance of October 29, 2000 includes approximately $400,000 received from an escrow account. Under the terms of the Agreement and Plan of Merger with AmazeScape.com, Inc., any funds received from the exercise or sales of equity securities during the merger process were to be held in escrow until the completion of the merger. In October 2000, we terminated the Agreement with AmazeScape, and the funds were released to us. Previous to the release, these funds were classified as restricted cash.

     During the nine months ended October 29, 2000, merchandise inventories decreased $146,128, or approximately 8%, representing the normal reduction of inventories during the slower summer retail season. Merchandise inventories are expected to increase during the fourth quarter in preparation of the 2000 holiday shopping season.

     Prepaid expenses and other current assets, which includes prepaid operating expenses and accounts receivable, decreased by approximately $148,000. This decrease is due do the write-off of approximately $173,000 relating to a receivable from AmazeScape for costs incurred in connection with the proposed merger. These costs primarily included legal, accounting, and printing fees. Under the terms of the merger agreement, these costs were to be paid by AmazeScape as they came due. We are currently contemplating various options available to us to recover all or part of these costs from AmazeScape.

     Also included in prepaid expenses and other current assets is approximately $10,400 representing the remaining imputed value of a warrant to purchase 25,000 shares of common stock at $.875 per share associated with a two year extension of a Management Services Agreement. The agreement provides for certain consulting services including arrangement of possible debt and equity financing, as well as strategic, operational and investment banking advice. On November 1, 1999 the Management Services Agreement was extended an additional two years through December 2002. These costs are being amortized as professional services over the life of the extended agreement.

     As a result of the foregoing, current assets, net of restricted cash as discussed above, decreased by $243,539 from $2,404,137 at January 30, 2000 to $2,160,598 at October 29, 2000.

     For the nine months ended October 29, 2000, accounts payable and accrued expenses decreased slightly by $19,695, or approximately 1%, and is attributed primarily to the related decrease in merchandise inventory. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

     Notes payable and long-term debt decreased slightly by approximately $5,900. This decrease is the result of regularly scheduled payments made of $66,683. In September 2000, an officer loaned the Company $30,000 for short-term working capital. The note bears interest at the rate of 10% per year, requires no periodic principal or interest payments, and matures on December 31, 2000. In July 2000, a short-term note in the amount of $13,515 was issued to finance a portion of our directors' and officers' liability insurance package. The note bears interest at 12.5%, requires monthly principal and interest payments of $1,817, and matures in March 2001. In March 2000, a short-term note in the amount of $17,023 was issued to finance a portion of our commercial liability insurance package. The note bears interest at 11%, requires monthly principal and interest payments of $1,979, and matures on November 28, 2000.

     Included in notes payable and long-term debt is a bank note with a principal balance of $389,580 at October 29, 2000. Prior to October 5, 2000, this note required monthly principal payments of $1,000 plus accrued interest at the Bank's prime lending rate plus 1.5%. The note matured on June 20, 2000, and was extended to October 5, 2000, under essentially the same terms. On October 5, 2000, the note was renewed. The renewed note requires monthly principal and interest payments of $8,000 beginning on December 5, 2000. In addition, one time principal payments of $3,580 and $70,000 are due on November 20, 2000 and December 20, 2000, respectively. The note bears interest at the Bank's prime lending rate plus 3% (12.5% at October 29, 2000), and matures on December 5, 2001 at which time all unpaid principal and interest are due.

     Also included in notes payable is approximately $18,000 representing the balance of a note payable to a contractor relating to the construction of a store in Palisades Center in West Nyack, New York in 1998. This store was closed in January 2000 due to poor performance. This note required monthly installments of $5,000 including principal and interest at 10% and was to mature in November 2000. In November we negotiated an extension of the maturity date to December 22, 2000.

     As a result of the foregoing, current liabilities decreased approximately $293,000 from $2,173,650 at January 30, 2000, to $1,880,587 at October 29,
2000. Working capital, net of restricted cash as discussed below, increased $49,524 from $230,487 at January 30, 2000 to $280,011 at October 29, 2000.

     During the nine months ended October 29, 2000 we invested approximately $262,000 in property and equipment. Approximately $219,000 was invested in development, design and construction for our new store at the Aladdin Hotel and Casino in Las Vegas, Nevada. The new store, operating under the trade name "Joli-Joli" opened for business on August 17, 2000. In addition, during the nine months ended October 29, 2000, we invested approximately $7,000 to remodel our Impostors store at Harbor Place in Baltimore, Maryland. Also during the nine months ended October 29, 2000 we invested approximately $24,000 to upgrade our accounting software and systems at our corporate offices in Aurora, Colorado. This compares with approximately $80,000 invested in property and equipment for the nine months ended October 31, 1999, which consisted primarily of furniture and equipment improvements at our corporate offices, costs associated with the securing of our location at the Aladdin Hotel and Casino, and other minor improvements at existing retail locations.

     Based on the foregoing, property and equipment, net of accumulated depreciation, decreased $82,699, from $2,190,331 at January 30, 2000, to $2,107,632 at October 29, 2000.

     In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform "premierjewelry.com" from which we showcase existing and new product concepts. As of October 29, 2000, we had invested $141,716 in the development of the new "premierjewelry.com" website, of which approximately $10,700 was invested during the nine months ended October 29, 2000. The new site was launched on May 30, 2000. The investment is being amortized over three years, and at October 29, 2000, we had amortized $19,500 of this investment.

     Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $41,333 at October 29, 2000.

     Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $72,545 at October 29, 2000 is relatively unchanged from the January 30, 2000 balance of $71,007.

     Deferred rent increased $11,589 from $229,234 at January 30, 2000, to $240,823 at October 29, 2000, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

     On November 12, 1999, 228,571 shares of common stock were sold to an investor in a private placement for $200,000. The proceeds from the sale, and the shares of common stock, are being held in escrow. The escrowed funds were to be used as partial collateral to facilitate a debt financing. In the event the proposed merger with AmazeScape.com was not consummated prior to November 30, 2000, at the investor's option the $200,000 would be released from escrow and disbursed to the investor, and the 228,571 shares of common stock will be returned and cancelled. These escrowed funds are classified as restricted cash at October 29, 2000, and the escrowed shares of common stock are classified as redeemable common stock. Subsequent to October 29, 2000, the investor declined to exercise its right to purchase the common stock and warrant. As such, the common stock and warrant are being released from escrow to Premier Concepts, and will be cancelled.

     During the nine months ended October 29, 2000 certain employees purchased 30,000 shares of common stock through the exercise of stock options awarded from our Incentive Stock Option Plan. The total proceeds from the exercise of these options were $69,375.

     Also during the nine months ended October 29, 2000, 35,462 shares of common stock were issued from exercises of the public "A" warrants that were issued as part of the public offering completed in April 1997. Two "A" warrants are exercisable to purchase one share of common stock at an exercise price of $10.00 per share. In October 2000, the expiration date for these warrants was extended to October 26, 2001. The total proceeds received from the exercise of these warrants were $354,620.

     Also during the nine months ended October 29, 2000, 39,950 shares of common stock were issued from the exercise of other options and warrants. Of this, 29,450 shares of common stock were issued from the exercise of options held by the representatives of the underwriter of our public offering completed in April 1997. These options are exercisable to purchase one share of common stock at an exercise price of $9.00 per share, and expire in April 2002. The total proceeds from exercise of these options were $265,050. At October 29, 2000, there remained outstanding 25,550 representative options.
In addition, 8,000 shares were issued to an investor from the exercise of warrants acquired from the June 1999 private placement of convertible preferred stock. These warrants are exercisable to purchase one share of common stock at an exercise price of $4.10, and expire in June 2002. The total proceeds received from exercise of these 8,000 warrants were $32,800.
At October 29, 2000, 72,000 of the warrants issued in connection with the June 1999 private placement remained outstanding. Additionally, 2,500 shares were issued to an investor from the exercise of warrants acquired in March 1999 as compensation for providing services under a Management Services Agreement. These warrants are exercisable to purchase one share of common stock at an exercise price of $1.25 per share, and expire in June 2002. The total proceeds received from exercise of these warrants were $3,125. At October 29, 2000, 22,500 of these warrants were outstanding.

     During the nine months ended October 29, 2000, the representatives of the underwriter of our public offering completed in April 1997, exercised options to purchase 32,908 "A" warrants, the terms of which are described above. The options are exercisable to purchase one "A" warrant at an exercise price of $.36 per warrant. The total proceeds received from the exercise of these options to purchase warrants were $11,487. At October 29, 2000, 22,092 options to purchase "A" warrants were outstanding.

     The total proceeds received from the exercise of options and warrants was $736,817 for the nine months ended October 29, 2000. Under the terms of the Agreement and Plan of Merger with AmazeScape, we had placed into escrow all of the cash proceeds from the exercise of options or warrants received after November 17, 1999. In July 2000, by agreements with AmazeScape, $370,000 was released from the escrow account. Of these funds released, Premier Concepts received $300,000, of which $100,000 was designated to pay construction costs for our new store at the Aladdin Hotel and Casino as discussed above, with the remaining $200,000 available as general working capital. By agreement, AmazeScape received $70,000 of the released funds, which were used to pay for certain professional fees incurred in association with the proposed merger. Premier Concepts also received an additional $50,000 of these funds in August 2000. As discussed above, in October 2000, we terminated the Agreement and Plan of Merger with AmazeScape, and as such the remaining approximately $400,000 was released from the escrow account to Premier Concepts and is included in our cash balance at October 29, 2000.

     As a result of the foregoing, common stock increased $211, from $2,656 (1,328,207 shares outstanding) at January 30, 2000, to $2,867 (1,433,619 shares outstanding) at October 29, 2000. Additional paid in capital increased $736,606 from $6,298,084 at January 30, 2000 to $7,034,690 at October 29,
2000.

     As a result of the net loss for the nine months ended October 29, 2000 of $1,168,588, the accumulated deficit increased from $3,753,555 at January 30, 2000 to $4,922,143 at October 29, 2000. Considering the net loss and the equity transactions as discussed above, total stockholders' equity decreased $431,771 from $2,547,185 at January 30, 2000 to $2,115,414 at October 29,
2000.

     Net cash used by operating activities was $510,479 for the nine months ended October 29, 2000 compared with $234,214 for the nine months ended October 31, 1999. The change of approximately $276,000 primarily represents the cash effect of the increase in the net loss for the nine months and the decreases in merchandise inventories, other assets, and accounts payable and accrued liabilities as discussed above.

     Net cash used by investing activities was $272,513 for the nine months ended October 29, 2000 compared with $186,395 for the nine months ended October 31, 1999. The change of approximately $86,000 is attributable to our investment in the new store at the Aladdin Hotel and Casino in Las Vegas, Nevada, and our investment in the website during the nine months ended October 31, 1999, and October 29, 2000, all as discussed above.

     Net cash provided by financing activities for the nine months ended October 29, 2000 was $833,852, and primarily represents the proceeds from the exercise of options and warrants and the sales of warrants as discussed above. This compares to net cash provided by financing activities of $337,039 for the nine months ended October 31, 1999, which represented $211,544 in proceeds (net of $9,225 of costs of the offering) from a private placement of common stock in March 1999, $274,456 in proceeds (net of $4,775 of costs of the offering) from a private placement of preferred stock in June, 1999 and a $112,000 principal reduction of our bank note, as well as regularly scheduled payments on notes payable.

     The foregoing resulted in an increase of $50,860 in our operating cash position from $357,653 at January 30, 2000 to $408,513 at October 29, 2000. This compares with a decrease in cash of $83,570 from $221,273 at January 31, 1999 to $137,703 at October 31, 1999.

     As of the date of this report, no additional leases to open retail locations have been executed. However, possible new locations are evaluated on an ongoing basis. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$200,000, including the lease build-outs, fixtures, equipment and inventory. Additional sources of capital are currently being evaluated to meet plans for future capital investment and working capital needs. However, there can be no assurance that such financing will be secured.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 29, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

     Set forth below is selected summary financial data derived from the financial statements and financial records.


                                  Three Months Ended  Three Months Ended
                                   October 29, 2000    October 31, 1999
                                   -----------------   -----------------
Statements of Operations Data:

Total Revenues                     $     2,536,146      $    2,958,989
Operating loss                            (357,193)           (262,836)
Net loss                                  (533,147)           (274,055)
Net loss available to common
  shareholders                            (533,147)           (283,595)
Net loss per common share                     (.37)               (.27)
Weighted average shares outstanding      1,433,619           1,069,128

Statistical Data:

Store revenues                     $     2,528,908      $    2,956,552
Store gross margin                       1,751,583           2,101,681
Store operating expenses                 1,687,513           1,932,604
Store operating profit                      64,070             169,076
Corporate overhead operating expenses      409,920             433,379
Gross margin percentage                       69.2%               71.1%
Comparable same store sales (31 stores)  2,401,377           2,608,339
Comparable same store sales growth            -7.9%              15.5%


     Total revenues for the three months ended October 29, 2000 were $2,536,146 as compared to $2,958,986 for the comparable period ended October 31, 1999, a decrease of $422,840, or 14%. Comparable same store sales were $2,401,377 for the three months ended October 29, 2000 as compared to $2,608,339 for the comparable period ended October 31, 1999, a decrease of approximately $207,000, or 7.9%. Of the comparable same store sales decrease, approximately $152,000 is attributed to three stores located in the predominantly tourist areas of San Francisco, California, Las Vegas, Nevada, and Orlando, Florida. Non-same store sales of approximately $348,200 and $127,500 for the three months ended October 31, 1999, and October 29, 2000, respectively, is attributable to three stores closed during the year ended January 30, 2000, two stores closed in June and September 2000, and one new store opened in August 2000:

     Aladdin Hotel and Casino, Las Vegas, NV - opened August 17, 2000; Paradise Valley, Phoenix, AZ - closed December 26, 1999 upon expiration of lease;
     Pentagon City, Arlington, VA - closed January 25, 2000 upon expiration of lease;
     Palisades Center, West Nyack, NY - closed January 25, 2000 due to poor performance;
     Tyson's Corner, McLean, VA - closed June 27, 2000 upon expiration of lease; and,
     Main Place, Santa Ana, CA - closed September 19, 2000 upon expiration of lease.

     Also included in total revenues are approximately $7,238 and $2,434 for the quarters ended October 29, 2000 and October 31, 1999, respectively. These revenues generally represent sales generated from our website, catalog and sales to wholesale customers.

     For the three months ended October 29, 2000, cost of goods sold was $781,253 and the gross margin was $1,754,893, or 69.2%. For the three months ended October 31, 1999, cost of goods sold was $855,092 and the gross margin was $2,103,894, or 71.1%. The decrease in the gross margin percentage is attributed primarily to discount and promotional activities during the quarter to clear out seasonal merchandise in preparation for the upcoming holiday shopping season. The gross margin is expected to increase during the fourth quarter. Included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $25,214, or 1.0% of total revenue for the quarter ended October 29, 2000. This compares with freight charges of $22,130, or 0.75% of total revenue for the quarter ended October 31, 1999.

     Total operating expenses were $2,112,086 for the quarter ended October 29, 2000, compared to $2,366,730 for the quarter ended October 31, 1999, or 83.3% and 80.0% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $874,372, or 34.5% of revenues, and $1,007,322, or 34.0% of revenues for the quarters ended October 29, 2000, and October 31, 1999, respectively, a decrease of approximately $133,000. This decrease is attributed primarily to operating three fewer stores during the quarter ended October 29, 2000, than during the quarter ended October 31, 1999. Total personnel costs for our corporate personnel remained relatively unchanged from approximately $208,000 to $216,000 for the quarters ended October 31, 1999, and October 29, 2000, respectively.

     Occupancy costs of $691,520, and $748,199, are included in total operating expenses for the three months ended October 29, 2000 and October 31, 1999, respectively. The decrease of approximately $57,000 represents operating three fewer stores during the quarter ended October 29, 2000 compared to the quarter ended October 31, 1999.

     Other selling, general and administrative expenses of $411,445 and $481,214 are included in total operating expenses for the quarters ended October 29, 2000 and October 31, 1999, respectively, representing a decrease of approximately $70,000. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:

                                  Three Months Ended  Three Months Ended
                                   October 29, 2000    October 31, 1999
                                   -----------------   -----------------
Advertising and promotion          $    53,344  2.1%    $   69,133  2.30%
Banking fees                            59,428  2.3%        66,048  2.2%
Merchandise distribution                20,648  0.8%        41,312  1.4%
Repairs and rentals                     19,303  0.8%        14,750  0.5%
Property insurance, fees, and taxes     40,670  1.6%        21,498  0.7%
Professional and service fees           45,133  1.8%        70,492  2.4%
Supplies and product packaging          50,828  2.0%        60,300  2.0%
Telephone and utilities                 60,352  2.4%        57,316  1.9%
Travel                                  41,649  1.6%        64,176  2.2%
Other                                   20,090  0.8%        16,189  0.5%
                                  ------------         -----------

                                   $   411,445 16.2%    $  481,214  16.3%
                                  ============         ===========


     Included in total operating expenses are corporate overhead expenses of $409,920, or 16.2% of total revenues, for the three months ended October 29, 2000, as compared to $433,379, or 14.6% of total revenues, for the three months ended October 31, 1999, representing a decrease of approximately $23,500 for the comparable period. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $134,749 and $129,995 for the quarters ended October 29, 2000 and October 31, 1999, respectively. Included in depreciation and amortization for the quarter ended October 29, 2000 is $11,700 of amortization of our website investment. Total depreciation expense relating to our property and equipment was $119,949 and $126,895 for the quarters ended October 29, 2000, and October 31, 1999, a decrease of approximately $7,000 and is primarily attributed to the three stores closed during the year ended January 30, 2000, as discussed above.

     As a result of the foregoing, the loss from operations for the quarter ended October 29, 2000 was $357,193, as compared with a loss from operations for the quarter ended October 31, 1999 of $262,836, an increase of $94,357.

     As discussed above, in October we terminated the Agreement and Plan of Merger with AmazeScape. As a result, we wrote-off $173,287 of merger costs relating to a receivable from AmazeScape for costs incurred on our behalf in connection with the proposed merger. These costs primarily included legal, accounting, and printing fees. Under the terms of the merger agreement, these costs were to be paid by AmazeScape as they came due. We are currently contemplating various options available to us to recover all or part of these costs from AmazeScape.

     Interest expense was $10,359 and $19,493 for the quarters ended October 29, 2000, and October 31, 1999, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $3,324 and $1,769 for the quarters ended October 29, 2000, and October 31, 1999, respectively, and results from the daily investing of available cash balances.

     Other income was $4,368 and $6,505 for the quarters ended October 29, 2000, and October 31, 1999, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2001, and are renewable at our option.

     On June 30, 1999 we issued 223,385 shares of Series A Convertible Preferred Stock in a private placement for $279,231. Each share of preferred stock was convertible to a share of common stock at $1.25 per share. All shares of the Series A Preferred Stock were converted to common stock in November 1999. The holders of the Series A Preferred Stock were entitled to receive dividends at the annual rate of 10% per year based on the preferred stock's stated value of $1.25 per share. For the three months ended October 31, 1999, the dividend to the holders of the preferred stock was $9,540.

     Based on the foregoing, the net loss for the three months ended October 29, 2000 was $533,147, which translates to a net loss per share of $(0.37) based on 1,433,619 weighted average shares outstanding. This compares with a net loss for the three months ended October 31, 1999 of $283,595, or $(0.27) per share, based on 1,069,128 weighted average shares outstanding as of that date.

RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 29, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 1999

     Set forth below is selected summary financial data derived from the financial statements and financial records.

                                     Nine Months Ended Nine Months Ended
                                     October 29, 2000  October 31, 1999
                                     ----------------- -----------------
Statements of Operations Data:

Total Revenues                           $ 7,754,589    $    8,547,921
Operating loss                              (990,892)         (759,281)
Net loss                                  (1,168,588)         (786,038)
Net loss available to common shareholders (1,168,588)         (953,138)
Net loss per common share                       (.82)             (.95)
Weighted average shares outstanding        1,418,949         1,007,509

Statistical Data:

Store revenues                           $ 7,740,524    $    8,528,814
Store gross margin                         5,365,239         5,976,003
Store operating expenses                   5,105,829         5,459,806
Store operating profit                       259,410           516,197
Corporate overhead operating expenses      1,228,461         1,276,467
Gross margin percentage                         69.2%             69.9%
Comparable same store sales (31 stores)    7,395,144         7,464,292
Comparable same store sales growth              -0.9%             2.9%


     Total revenues for the nine months ended October 29, 2000 were $7,754,589 as compared to $8,547,921 for the comparable period ended October 31, 1999, a decrease of $793,332, or 9.3%. Comparable same store sales were $7,395,144 for the nine months ended October 29, 2000 as compared to $7,464,292 for the comparable period ended October 31, 1999, a decrease of approximately $48,000, or 0.9%. Non-same store sales of approximately $1,064,522 and $345,380 for the nine months ended October 31, 1999, and October 29, 2000, respectively, is attributable to three stores closed during the year ended January 30, 2000, two stores closed in June and September 2000, and one store opened in August 2000:

     Aladdin Hotel and Casino, Las Vegas, NV - opened August 17, 2000; Paradise Valley, Phoenix, AZ -- closed December 26, 1999 upon expiration of lease;
     Pentagon City, Arlington, VA - closed January 25, 2000 upon expiration of lease;
     Palisades Center, West Nyack, NY - closed January 25, 2000 due to poor performance;
     Tyson's Corner, McLean, VA - closed June 27, 2000 upon expiration of lease; and,
     Main Place, Santa Ana, CA - closed September 19, 2000 upon expiration of lease.

     Also included in total revenues are approximately $14,000 and $19,000 for the nine months ended October 29, 2000 and October 31, 1999, respectively. These revenues generally represent sales generated from our website, catalog and sales to wholesale customers.

     For the nine months ended October 29, 2000, cost of goods sold was $2,386,250 and the gross margin was $5,368,339, or 69.2%. For the nine months ended October 31, 1999, cost of goods sold was $2,568,863 and the gross margin was $5,979,058, or 69.9%. The decrease in the gross margin percentage is attributed primarily to discount and promotional activities during the third quarter to clear out seasonal merchandise in preparation for the upcoming holiday shopping season. The gross margin is expected to increase during the fourth quarter. Included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $77,195, or 1.0% of total revenue for the nine months ended October 29, 2000. This compares with freight charges of $63,804, or 0.75% of total revenue for the nine months ended October 31, 1999.

     Total operating expenses were $6,359,231 for the nine months ended October 29, 2000, compared to $6,738,339 for the nine months ended October 31, 1999, or 82.0% and 78.8% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $2,731,537, or 35.2% of revenues, and $2,871,354, or 33.6%
of revenues for the nine months ended October 29, 2000, and October 31, 1999, respectively, a decrease of approximately $140,000. This decrease is attributed primarily to operating three fewer stores during the nine months ended October 29, 2000, than during the nine months ended October 31, 1999. However, the increase in the relative percentage to sales is primarily the result of a store staffing increase initiated during the second quarter of fiscal year ended January 30, 2000, to provide greater store security as well as increased floor coverage during store operating hours to enhance customer service. We expect that store personnel expenses will decrease as a percentage of revenue as our operational and sales training programs are fully implemented. Total personnel costs for our corporate personnel remained relatively unchanged from $650,001 to $661,973 for the nine months ended October 31, 1999, and October 29, 2000, respectively.

     Occupancy costs of $2,062,649, and $2,181,903, are included in total operating expenses for the nine months ended October 29, 2000 and October 31, 1999, respectively. The decrease of approximately $119,000 represents operating three fewer stores during the nine months ended October 29, 2000 compared to the nine months ended October 31, 1999.

     Other selling, general and administrative expenses of $1,191,691 and $1,306,713 are included in total operating expenses for the nine months ended October 29, 2000 and October 31, 1999, respectively, representing a decrease of approximately $115,000. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:

                                     Nine Months Ended Nine Months Ended
                                     October 29, 2000  October 31, 1999
                                     ----------------- -----------------

Advertising and promotion          $   154,675  2.0%    $  171,538  2.0%
Banking fees                           181,682  2.3%       189,222  2.2%
Merchandise distribution               102,699  1.3%       105,431  1.2%
Repairs and rentals                     52,412  0.7%        48,506  0.6%
Property insurance, fees, and taxes    107,498  1.4%        60,234  0.7%
Professional and service fees          114,168  1.5%       192,488  2.3%
Supplies and product packaging         158,631  2.0%       166,951  2.0%
Telephone and utilities                157,037  2.0%       170,740  2.0%
Travel                                 118,066  1.5%       156,274  1.8%
Other                                   44,823  0.6%        45,329  0.5%
                                  ------------         -----------

                                    $1,191,691 15.4%    $1,306,713  15.3%
                                  ============         ===========

     Included in total operating expenses are corporate overhead expenses of $1,228,461, or 15.8% of total revenues, for the nine months ended October 29, 2000, as compared to $1,276,467, or 14.9% of total revenues, for the nine months ended October 31, 1999, representing a decrease of approximately $48,000 for the comparable period. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $373,354 and $378,369 for the nine months ended October 29, 2000 and October 31, 1999, respectively. Included in depreciation and amortization for the nine months ended October 29, 2000 is $19,500 of amortization of our website investment. Total depreciation expense relating to our property and equipment was $344,554 and $369,069 for the nine months ended October 29, 2000, and October 31, 1999, respectively, a decrease of approximately $24,500 and is attributed to the three stores closed during the year ended January 30, 2000, as discussed above.

     As a result of the foregoing, the loss from operations for the nine months ended October 29, 2000 was $990,892, as compared with a loss from operations for the nine months ended October 31, 1999 of $759,281, an increase of $231,611.

     As discussed above, in October we terminated the Agreement and Plan of Merger with AmazeScape. As a result, we wrote-off $173,287 of merger costs relating to a receivable from AmazeScape for costs incurred on our behalf in connection with the proposed merger. These costs primarily included legal, accounting, and printing fees. Under the terms of the merger agreement, these costs were to be paid by AmazeScape as they came due. We are currently contemplating various options available to us to recover all or part of these costs from AmazeScape.

     Interest expense was $34,327 and $48,990 for the nine months ended October 29, 2000, and October 31, 1999, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $15,587 and $7,419 for the nine months ended October 29, 2000, and October 31, 1999, respectively, and results from the daily investing of available cash balances.

     Other income was $14,328 and $14,815 for the nine months ended October 29, 2000, and October 31, 1999, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2001, and are renewable at our option.

     On June 30, 1999 we issued 223,385 shares of Series A Convertible Preferred Stock in a private placement for $279,231. Each share of preferred stock was convertible to a share of common stock at $1.25 per share. On the date of issuance, the underlying shares of common stock had a market value of $1.625 per share. The amount of $83,769, representing the difference between the conversion price and the market value of the underlying common stock on the issuance date, was recorded as an imputed dividend on June 30, 1999. In addition, the investor also received a warrant to purchase 80,000 shares of common stock at an exercise price of $4.10 per share. The imputed value of the warrant was estimated to be $73,791, and was also recorded as a dividend at June 30, 1999. In addition, the holders of the preferred stock were entitled to receive dividends at the annual rate of 10% per year based on the preferred stock's stated value of $1.25 per share. For the three months ended October 31, 1999, the dividend to the holders of the preferred stock was $9,540.

     Based on the foregoing, the net loss for the nine months ended October 29, 2000 was $1,168,588, which translates to a net loss per share of $(0.82) based on 1,418,949 weighted average shares outstanding. This compares with a net loss for the nine months ended October 31, 1999 of $953,138, or $(0.95) per share, based on 1,007,509 weighted average shares outstanding as of that date.

     Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time we are involved in commercial disputes in the ordinary course of business with vendors, landlords and other parties, which on occasion become the subject matter of litigation. At the present time, except as previously disclosed in prior reports, we are not a party to any legal proceedings outside of the ordinary course of business or which would have a material adverse impact upon our operations or properties.

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the quarter ended October 29, 2000.

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


                                        PREMIER CONCEPTS, INC.


Dated:    December 13, 2000             By:  /s/ Sissel Eckenhausen
     -------------------------               --------------------------
                                             Sissel Eckenhausen, President


Dated:    December 13, 2000             By:  /s/ Todd Huss
     -------------------------               --------------------------
                                             Todd Huss, Chief Financial
                                             Advisor, Principal Accounting
                                             Officer