Form 10KSB
period 2001-01-28
PREMIER CONCEPTS INC /CO/
filed 2001-04-30
CIK 879206

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2001

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

Commission file number 33-42701

PREMIER CONCEPTS, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1186026
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           [ ]

The Issuer's revenues for the fiscal year ended January 28, 2001 were $11,125,080.

As of April 24, 2001, the aggregate market value of the Common Stock of the Issuer based upon the closing bid price of the Common Stock as quoted on the NASDAQ held by non-affiliates of the Issuer was $1,192,614. As of April 24, 2001, 1,530,574 shares of Common Stock of the Issuer were outstanding.

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
Item 13.	Exhibits
1.	Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-08741.
2.	Incorporated by reference from the Company's Registration Statement on Form SB-2; SEC File No. 333-19901.
3.	Incorporated by reference from the Company's Registration Statement on Form S-1; SEC File No. 33-42701.
4.	Incorporated by reference from the Company's Annual Reports on Form 10-KSB for the years ended January 25, 1998, January 31, 1999 and January 30, 2000.
5.	Incorporated by reference from the Company's Registration Statement on Form S-4, as amended, SEC File No. 333-30572, as filed with the Commission on April 21, 2000.

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

PART I

BUSINESS

Overview

        Operating under the names "Impostors," "Elegant Pretenders," and "Joli-Joli," we specialize in the marketing and retailing of high-end reproduction jewelry ("faux jewelry"), 14-karat gold jewelry with cubic zirconia and other synthetic stones and sterling silver jewelry with semi-precious and synthetic stones. Our national chain of 33 retail stores sell jewelry that emulates classic fine jewelry as well as pieces designed by famous jewelers such as Tiffany & Co.®, Cartier®, Bulgari® and Harry Winston®. The product line also includes replicas of jewelry owned by celebrities. Faux jewelry is created with layered gold, cubic zirconia and Austrian crystal to simulate the look of fine jewelry. We also sell a collection of genuine sterling silver jewelry featuring semi-precious and synthetic stones. The products are purchased from several domestic vendors and from vendors in China, Hong Kong, Italy, Korea, Spain, Taiwan and Thailand.

        The Impostors, Elegant Pretenders and Joli-Joli stores are designed to match the elegant look of our products and to provide customers with the feeling of shopping in an upscale, fine jewelry environment. The stores are located in shopping malls and tourist locations, currently in Southern California, Northern California, the states of Arizona, Colorado, Florida, Louisiana, Maryland, Nevada, New Jersey, Pennsylvania, Washington and in the Washington, D.C. area. The largest and most visible store is located in the prime retail area of San Francisco's Union Square. Since January 27, 1997, we have opened fourteen (14) additional retail locations. During the same period, fifteen (15) retail stores were closed due to lease expirations and unprofitable operations, bringing the total number of stores currently operating to thirty-one (31).

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

        Our business strategy the past four years has included growing the retail chain in profitable markets, closing unprofitable stores, remodeling existing stores, and the development of new marketing channels including direct mail and Internet sales. Total revenues for the year ended January 28, 2001 of $11,125,000 were 10% less than the total revenues of $12,378,000 for the year ended January 30, 2000. The net loss for the year ended January 28, 2000 was $974,000 as compared to the net loss of $745,000 for the year ended January 30, 2000. Business strategies continue to focus on the leveraging on its name and goodwill to achieve additional distribution for its products as well as seeking new retail locations that offer potential for above average return on investment.

 Principal Products

        Our products are comprised of approximately 45% fine jewelry reproductions and emulations of merchandise inspired by classic designers such as Cartier®, Tiffany & Co. ®, Bulgari® and Harry Winston®, and approximately 40% of 14-karat gold featuring cubic zirconia and other synthetic stones and 15% sterling silver with semi-precious stones and cubic zirconia. The jewelry ranges from solitaire rings and faux pearl necklaces to earrings, pendants and bracelets. Since the products are set in layered 18-karat gold over jewelers' bronze or 18-karat gold over sterling silver, the jewelry can be offered at substantially less cost than the original pieces. The use of cubic zirconia and other laboratory grown stones offers a more affordable product by emulating the look and feel of expensive gemstone jewelry.

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

Remodeling and Expansion Strategy

        During the past four years, nine existing stores have been remodeled at an average cost of $30,000 per store. Further remodeling of existing locations will depend upon the availability of working capital from future operations, or additional capital infusion, of which there can be no assurance. Further remodeling of existing locations will also depend on the lease terms, as well as the expected return on such leasehold improvements. Since February 1, 1999, we have opened one additional retail store and closed six locations due to unprofitable operations and lease expirations. Further expansion of the retail chain beyond the current 31 locations will require additional capital infusion.

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

Other Marketing and Distribution Channels

        Currently, over 99% of total revenues are derived from retail store sales, while the remainder is derived from Internet and catalogue sales. In October 1996, we developed and completed our web site "www.impostors.com." In July 1999, we started the process of developing a new e-commerce platform "www.premierjewelry.com" from which to showcase existing and new concepts. While our first web site simply established an Internet presence, the new site is intended to serve as a platform from which we can increase market share and penetrate new markets. The new site replaced our print catalogue that was developed in November 1997.

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

        The market for our products is to a large extent defined by a knowledgeable customer's desire to have the look, feel and design of classic fine jewelry and expensive diamond and gemstone jewelry, without the cost. The target market is women between the ages of 30 and 60 who are either purchasing jewelry reproductions in place of, or to complement expensive fine jewelry, or professional women who want the look of fine jewelry but are unwilling or unable to pay the fine jewelry price tag. This target market is expected to continue to grow as the number of women entering the professional workplace increases. It has been our experience that the vast majority of our retail customers are women purchasing for themselves rather than men purchasing for others.

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

        We compete directly with department stores and other retailers of faux jewelry, including home shopping channels, and indirectly with specialty retailers of accessories and related items. Department stores typically offer lower-end costume and fashion jewelry, or on occasion will offer higher-end faux jewelry designed by their own exclusive designers. Our exclusive emphasis on the faux jewelry specialty market niche is designed to attract the customer who has already decided to purchase designer inspired jewelry rather than either costume jewelry or the high-cost piece of genuine fine jewelry. However, we are not alone in this marketing approach, as there exist a few other chains of retailers offering faux jewelry in a directly competitive manner. We are aware of only two other businesses, N. Landau Hyman and Elegant Illusions, that have a comparable number of specialty retail stores that focus on the sale of faux jewelry. Our advantage, if any, over these other retailers lies in our relationships with our vendors, some of which we consider to be highly proprietary, economies of scale offered by our ability to purchase large quantities of inventory from vendors who have certain minimum quantity requirements, and in our store locations. Nevertheless, in order for us to continue to be competitive, we must maintain and expand our desirable store locations and distribution channels and continue to develop strong vendor relations, none of which can be assured.

Intellectual Property

        Copyrights, trademarks and trade secrets are the principal protection for our products, services and reputation. We own federally registered trademarks for the following names: Impostors®, Impostors Copy Jewels®, Elegant Pretenders®, Joli-Joli®, and The Latest In Faux®. All of the trademarks are considered by us to be valuable property rights. We believe the protection afforded by these intellectual property rights and the law of trade secrets to be adequate protection for our products and/or services.

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

License Arrangements

        We have granted a total of two licenses to former Impostors franchisees granting to them the right to use the Impostors® trademark in a total of two retail locations for a period of one year. Each license requires the payment of $5,000 per store per year, and is renewable annually at our discretion. It is not expected that these license arrangements will represent a material portion of our future activity.

Employees and Consultants

        We currently have approximately 90 full-time and 120 part-time employees, of which 18 are employed in our corporate offices. Additional part-time employees are typically hired during the peak holiday season. A manager and assistant manager, as well as one or more sales personnel, staff each retail store. We also have two regional managers (East and West Coasts). Store managers are hired and supervised by the regional managers. All management and staff personnel are employed directly by us.

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

        Subsequent to January 28, 2001, we entered into an Investment Banking, Merger and Acquisition Agreement with Infusion Capital Partners. Infusion is to act as our non-exclusive financial advisor with respect to a merger or acquisition transaction. This agreement was effective March 1, 2001, and terminates on December 31, 2001, unless extended by mutual consent.

Seasonality

        Our business is highly seasonal with our mall locations generating approximately 20% of annual revenues during the December holiday season. Our 10 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

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

        Our 31 current retail locations are operated under commercial leases with expiration dates ranging from 2001 to 2010. Store size varies from 310 to 1,200 square feet with annual sales ranging from $200,000 to $1,600,000. Each lease requires the payment of a minimum base rent and additional payments for operating expenses, taxes, insurance, and in some cases an additional rent based upon a percent of gross sales. On a daily basis, sales, margin, and inventory turnover for each store location are monitored. This information is used not only to develop criteria for additional store expansions but also to determine acceptable parameters for lease renewals as they arise. In the ordinary course of business, we are continually engaged in discussions with our various commercial landlords over issues that arise from time to time under the leases. All of the existing commercial retail leases are in full force and effect as of the date of this report.

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

        We have been named as a defendant in a civil action filed in the Supreme Court of the State of New York, County of Onondaga on May 21, 1999. The lawsuit was brought by EkleCo as plaintiff, and asserts claims against us for rent and other sums due under the commercial lease for its retail store located in the Palisades Center in West Nyack, New York in an aggregate amount of approximately $140,000. We have denied liability, and on July 27, 1999 we filed a counter claim against the landlord asserting breach of contract, false representation and fraud in inducing us to enter into the lease. We are seeking damages in excess of $300,000. Due to poor performance of the store, it was closed in January 2000. As of the date of this report, EkleCo has not responded to our counterclaim. We intend to vigorously defend the action and prosecute our counterclaims. Based upon our assessment of the facts and consultations with legal counsel, we believe that the likelihood of a material adverse outcome in the matter is remote.

MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended January 28, 2001.

PART II

MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock.

        Since April 23, 1997, the Common Stock and Warrants have traded on The Nasdaq Stock Market under the symbols "FAUX," and "FAUXW," respectively. The reported high and low trade information for the Common Stock is presented for the periods beginning February 1, 1999, through April 25, 2001.
	High	Low
Fiscal Year 2000
First Quarter	$2.375	$0.875
Second Quarter	$2.00	$1.375
Third Quarter	$1.25	$0.938
Fourth Quarter	$21.25	$0.875
Fiscal Year 2001
First Quarter	$18.250	$5.750
Second Quarter	$9.500	$3.625
Third Quarter	$6.750	$1.063
Fourth Quarter	$2.125	$0.500
Fiscal Year 2002
Through April 25, 2001	$1.469	$0.375

        (1)      All prices have been adjusted to give retroactive effect to a one-for-two reverse stock split that was effective on April 24, 1999.

        The high and low sales prices of the Company's Common Stock on April 24, 2001 were $1.00 and $.80, respectively, as listed on The Nasdaq Stock Market. As of April 25, 2001 there were approximately 520 shareholders of record of the Company's Common Stock.

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

Liquidity and Capital Resources

        At January 28, 2001 our operating cash balance of $691,693 was approximately 93% greater than the cash balance of $357,653 at January 30, 2000. The cash balance of January 28, 2001 includes approximately $400,000 received from an escrow account. Under the terms of the Agreement and Plan of Merger with AmazeScape.com, Inc., any funds received from the exercise or sales of equity securities during the merger process were to be held in escrow until the completion of the merger. In October 2000, we terminated the Agreement with AmazeScape, and the funds were released to us. Previous to the release, these funds were classified as restricted cash.

        For the year ended January 28, 2001, merchandise inventories decreased $270,376, or approximately 15%. This decrease partly reflects effect of operating two less stores from thirty-three (33) stores at January 30, 2000 to thirty-one (31) at January 28, 2001. In addition, it reflects the continuing effects of a more focused merchandising strategy implemented during the fourth quarter of the year ended January 31, 1999. As a result of this strategy we increased our average inventory turn rate to 2.03 for the year ended January 28, 2001, from 1.95 for the year ended January 30, 2000. Efforts are ongoing to further increase our gross margins and inventory turns.

        Prepaid expenses and other current assets, which include prepaid operating expenses and accounts receivable, decreased by approximately $74,400. This decrease is primarily due do the write-off of approximately $173,000 relating to a receivable from AmazeScape for costs incurred in connection with the proposed merger. These costs primarily included legal, accounting, and printing fees. Under the terms of the merger agreement, these costs were to be paid by AmazeScape as they came due. We are currently contemplating various options available to us to recover all or part of these costs from AmazeScape.

        In January 2001, we sold our store in Tucson, Arizona. As a result of the sale, we closed the store on January 28, 2001. The total proceeds from the sale were $65,000 and are included in prepaid expenses and other current assets at January 28, 2001.

        In October 2000, we hired an individual as Director of On-line Services. As compensation for these services, we issued a warrant to purchase 10,000 shares of common stock at a price of $1.8125 per share. The warrant is exercisable for two years beginning on April 25, 2001. The value of the warrant was determined to be $13,500, and is being amortized over six months. The $6,750 remaining value of the warrant is included in prepaid expenses and other current assets.

        As a result of the foregoing, current assets decreased by $113,595 from $2,507,040 at January 30, 2000 to $2,393,445 at January 28, 2001.

        For the year ended January 28, 2001, accounts payable and accrued expenses decreased by $175,187, or approximately 10%, and is attributed primarily to the related decrease in merchandise inventory. In addition, in January 2001, certain trade payables totaling $56,955 were converted to common stock at $1.00 per share. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

         Notes payable and long-term debt decreased by approximately $93,429. This decrease is the result of regularly scheduled payments of approximately $161,700. In September 2000, an officer loaned the Company $30,000 for short-term working capital. The note carried interest at the rate of 10% per year and matured on December 31, 2000. Upon maturity the note was converted to 30,000 shares of common stock. In July 2000, a short-term note in the amount of $13,515 was issued to finance a portion of our directors' and officers' liability insurance package. The note bears interest at 12.5%, requires monthly principal and interest payments of $1,817, and matures in March 2001. In December 2000, a short-term note in the amount of $31,755 was issued to finance a portion of our workers' compensation insurance package. The note bears interest at 10%, requires monthly principal and interest payments of $3,677, and matures on September 15, 2001.

        Included in notes payable and long-term debt is a bank note with a principal balance of $307,758 at January 28, 2001. The note requires monthly principal and interest payments of $8,000. The note bears interest at the Bank's prime lending rate plus 3%, and matures on December 5, 2001 at which time all unpaid principal and interest are due.

        Also included in notes payable is approximately $21,000 representing the balance of a note payable to a contractor relating to the construction of a store in Palisades Center in West Nyack, New York in 1998. This store was closed in January 2000 due to poor performance. This note required monthly installments of $5,000 including principal and interest at 10% and was to mature in December 2000. The note was restructured on January 1, 2001, to require monthly payments of $1,873, including interest at 10%. The restructured note matures on December 1, 2001.

        As a result of the foregoing, current liabilities decreased approximately $269,000 from $2,173,650 at January 30, 2000, to $1,905,034 at January 28, 2001. Working capital net of restricted cash, increased $155,021 from $333,390 at January 30, 2000 to $488,411 at January 28, 2001.

        During the year ended January 28, 2001 we invested approximately $252,000 in property and equipment. Approximately $219,000 was invested to complete the development, design and construction of our new store at the Aladdin Hotel and Casino in Las Vegas, Nevada. The new store, operating under the trade name "Joli-Joli" opened for business on August 17, 2000. In addition, during the year ended January 28, 2000, we invested approximately $7,000 to remodel our Impostors store at Harbor Place in Baltimore, Maryland. As well, we invested approximately $24,000 to upgrade our accounting software and systems at our corporate offices in Aurora, Colorado. This compares with approximately $104,000 invested in property and equipment for the year ended January 30, 2000, which consisted primarily of furniture and equipment improvements at our corporate offices, costs associated with the securing of our location at the Aladdin Hotel and Casino, and other minor improvements at existing retail locations.

        Based on the foregoing, property and equipment, net of accumulated depreciation, decreased $251,826, from $2,190,331 at January 30, 2000, to $1,938,515 at January 28, 2001.

        In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform "premierjewelry.com" from which we showcase existing and new product concepts. As of January 28, 2001, we had invested $141,716 in the development of the new "premierjewelry.com" website, of which approximately $10,700 was invested during the year ended January 28, 2001. The new site was launched on May 30, 2000. The investment is being amortized over three years, and at January 28, 2001, we had amortized $31,200 of this investment.

        Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, were acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $38,234 at January 28, 2001.

        Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $68,032 at January 28, 2001 is relatively unchanged from the January 30, 2000 balance of $71,007.

        Deferred rent increased $4,385 from $229,234 at January 30, 2000, to $233,619 at January 28, 2001, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

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

        On November 12, 1999, 228,571 shares of common stock were sold to an investor in a private placement for $200,000. The investor also received a warrant to purchase 32,000 shares of common stock for $4.10 per share. The proceeds from the sale, the shares of common stock, and the warrant, were held in escrow. The escrowed funds were classified as restricted cash at January 30, 2000, and the escrowed shares of common stock were classified as redeemable common stock. As a result of the termination of the proposed merger transaction with AmazeScape.com, the investor declined to exercise its right to purchase the common stock and warrant. As such, the common stock and warrant were returned to Premier Concepts and cancelled.

        During the year ended January 28, 2001 certain employees purchased 30,000 shares of common stock through the exercise of stock options awarded from our Incentive Stock Option Plan. The total proceeds from the exercise of these options were $69,375.

       Also during the year ended January 28, 2001, 35,462 shares of common stock were issued from exercises of the public "A" warrants that were issued as part of the public offering completed in April 1997. Two "A" warrants are exercisable to purchase one share of common stock at an exercise price of $10.00 per share. In October 2000, the expiration date for these warrants was extended to October 26, 2001. The total proceeds received from the exercise of these warrants were $354,620.

        Also during the year ended January 28, 2001, 39,950 shares of common stock were issued from the exercise of other options and warrants. Of this, 29,450 shares of common stock were issued from the exercise of options held by the representatives of the underwriter of our public offering completed in April 1997. These options are exercisable to purchase one share of common stock at an exercise price of $9.00 per share, and expire in April 2002. The total proceeds from exercise of these options were $265,050. At January 28, 2001, there remained outstanding 25,550 representative options. In addition, 8,000 shares were issued to an investor from the exercise of warrants acquired from the June 1999 private placement of convertible preferred stock. These warrants are exercisable to purchase one share of common stock at an exercise price of $4.10, and expire in June 2002. The total proceeds received from exercise of these 8,000 warrants were $32,800. At January 28, 2001, 72,000 of the warrants issued in connection with the June 1999 private placement remained outstanding. Additionally, 2,500 shares were issued to an investor from the exercise of warrants acquired in March 1999 as compensation for providing services under a Management Services Agreement. These warrants are exercisable to purchase one share of common stock at an exercise price of $1.25 per share, and expire in June 2002. The total proceeds received from exercise of these warrants were $3,125. At January 28, 2001, 22,500 of these warrants were outstanding.

        During the year ended January 28, 2001, the representatives of the underwriter of our public offering completed in April 1997, exercised options to purchase 32,908 "A" warrants, the terms of which are described above. The options are exercisable to purchase one "A" warrant at an exercise price of $.36 per warrant. The total proceeds received from the exercise of these options to purchase warrants were $11,487. At January 28, 2001, 22,092 options to purchase "A" warrants were outstanding.

        The total proceeds received from the exercise of options and warrants was $736,817 for the year ended January 28, 2001. Under the terms of the Agreement and Plan of Merger with AmazeScape, we had placed into escrow all of the cash proceeds from the exercise of options or warrants received after November 17, 1999. In July 2000, by agreements with AmazeScape, $370,000 was released from the escrow account. Of these funds released, Premier Concepts received $300,000, of which $100,000 was designated to pay construction costs for our new store at the Aladdin Hotel and Casino as discussed above, with the remaining $200,000 made available as general working capital. By agreement, AmazeScape received $70,000 of the released funds, which were used to pay for certain professional fees incurred in association with the proposed merger. Premier Concepts also received an additional $50,000 of these funds in August 2000. As discussed above, in October 2000, we terminated the Agreement and Plan of Merger with AmazeScape, and as such the remaining approximately $400,000 was released from the escrow account to Premier Concepts and is included in our cash balance at January 28, 2001.

        As discussed above, on December 31, 2000, a note payable to an officer was converted to 30,000 shares of common stock at $1.00 per share. Also as discussed above, in January 2001, certain trade payables were converted to 56,955 shares of common stock at $1.00 per share.

        As a result of the foregoing, common stock increased $385, from $2,656 (1,328,207 shares outstanding) at January 30, 2000, to $3,041 (1,520,574 shares outstanding) at January 28, 2001. Additional paid in capital increased $836,887 from $6,298,084 at January 30, 2000 to $7,134,971 at January 28, 2001.

        As a result of the net loss for the year ended January 28, 2001 of $974,368, the accumulated deficit increased from $3,753,555 at January 30, 2000 to $4,727,923 at January 28, 2001. Considering the net loss and the equity transactions as discussed above, total stockholders' equity decreased $137,096 from $2,547,185 at January 30, 2000 to $2,410,089 at January 28, 2001.

        Net cash used in operating activities was $244,793 for the year ended January 28, 2001 compared with cash provided by operating activities of $150,735 for the year ended January 30, 2000. The change of approximately $395,000 primarily represents the increase in the net loss for the year and the decreases in merchandise inventories, other assets, and accounts payable and accrued liabilities all as discussed above.

        Net cash used by investing activities was $197,458 for the year ended January 28, 2001 compared with $235,115 for the year ended January 28, 2001. As discussed above, for the year ended January 28, 2001, we invested approximately $219,000 to complete our new store at the Aladdin Hotel and Casino in Las Vegas, Nevada. Also as discussed above, we received $65,000 in the sale of our store in Tucson, Arizona. For the year ended January 30, 2000, we invested approximately $131,000 to develop and launch our website, as well as approximately $104,000 invested in fixture and equipment improvements at various store locations and the corporate offices in Aurora, Colorado.

        Net cash provided by financing activities for the year ended January 28, 2001 was $776,291, and primarily represents the proceeds of $736,817 from the exercise of options and warrants, the redemption of common stock, and the $302,903 net decrease in restricted cash, all as discussed above. This compares to net cash provided by financing activities of $220,760 for the year ended January 30, 2000, which represented $211,544 in proceeds (net of $9,225 of costs of the offering) from a private placement of common stock in March 1999, $274,456 in proceeds (net of $4,775 of costs of the offering) from a private placement of preferred stock in June 1999, the sale of redeemable common stock, and a $112,000 principal reduction of our bank note, as well as regularly scheduled payments on notes payable.

        The foregoing resulted in an increase of $334,040 in our operating cash position from $357,653 at January 30, 2000 to $691,693 at January 28, 2001. This compares with an increase in cash of $136,380 from $221,273 at January 31, 1999 to $357,653 at January 30, 2000.

        As of the date of this report, no additional leases to open retail locations have been executed. However, possible new locations are evaluated on an ongoing basis. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$200,000, including the lease build-outs, fixtures, equipment and inventory. Additional sources of capital are being evaluated to meet plans for future capital investment and working capital needs. However, there can be no assurance that such financing will be secured.

Results of Operations

        Set forth below is selected summary financial data derived from the financial statements and financial records:

	Fiscal Year Ended January 28, 2001	Fiscal Year Ended January 30, 2000
Statements of Operations Data:
Total Revenues	$11,125,080	$12,377,646
Operating income (loss)	(855,310)	(714,067)
Net income (loss)	(974,368)	(745,185)
Net income (loss) available to common shareholders	(974,368)	(879,708)
Net income (loss) per common share (basic and diluted)	(.68)	(.85)
Weighted average shares outstanding (basic and diluted)	1,428,591	1,055,088
Statistical Data:
Store revenues	$11,100,737	$12,355,897
Store gross margin	7,761,180	8,701,998
Store operating expenses	6,935,738	7,547,575
Store operating profit	825,442	1,024,295
Corporate overhead operating expenses	1,650,113	1,734,846
Gross margin percentage	69.8%	70.3%
Comparable same store sales (30 stores)	10,385,403	10,549,057
Comparable same store sales growth	-1.6%	2.8%

        Total revenues for the year ended January 28, 2001 were $11,125,080 as compared to $12,377,646 for the year ended January 30, 2000, a decrease of $1,252,566, or 10.1%. Comparable same store sales were $10,385,403 for the year ended January 28, 2001 as compared to $10,549,057 for the year ended January 30, 2000, a decrease of approximately $163,700, or 1.6%. This decrease is attributable to our ten tourist locations which experienced a revenue decrease of approximately 8% due to light tourist traffic, particularly during the second half of the year. This is in contrast to our fifteen mall stores which realized an increase of approximately 5% in comparable same store sales.

        Non-same store sales of approximately $1,807,000 and $715,000 for the year ended January 30, 2000, and January 28, 2001, respectively, is attributable to three stores closed during the year ended January 30, 2000, three stores closed during the year ended January 28, 2001, and one store opened in August 2000:

        Aladdin Hotel and Casino, Las Vegas, NV -- opened August 17, 2000;
        Paradise Valley, Phoenix, AZ -- closed December 26, 1999 upon expiration of lease;
        Pentagon City, Arlington, VA -- closed January 25, 2000 upon expiration of lease;
         Palisades Center, West Nyack, NY -- closed January 25, 2000 due to poor performance;
         Tyson's Corner, McLean, VA -- closed June 27, 2000 upon expiration of lease;
         Main Place, Santa Ana, CA -- closed September 19, 2000 upon expiration of lease; and,
         Tucson Mall, Tucson, AZ -- closed January 28, 2001 due to sale of our lease.

        Also included in total revenues are approximately $24,000 and $22,000 for the year ended January 28, 2001 and January 30, 2000, respectively. These revenues generally represent sales from our website, catalog and sales to wholesale customers.

        For the year ended January 28, 2001, cost of goods sold was $3,354,659 and the gross margin was $7,770,421, or 69.8%. For the year ended January 30, 2000, cost of goods sold was $3,671,297 and the gross margin was $8,706,349, or 70.3%. The slight decrease in the gross margin percentage is attributed primarily to discount and promotional activities during the third quarter to clear out seasonal merchandise. Included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $110,706, or 1.0% of total revenue for the year ended January 28, 2001. This compares with freight charges of $92,476, or 0.75% of total revenue for the year ended January 30, 1999.

        Total operating expenses were $8,625,731 for the year ended January 28, 2001, compared to $9,420,416 for the year ended January 30, 2000, or 77.5% and 76.1% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $3,721,602, or 33.5% of revenues, and $3,970,176, or 32.1% of revenues for the year ended January 28, 2001, and January 30, 2000, respectively, a decrease of approximately $249,000. This decrease is attributed primarily to operating fewer stores during the year ended January 28, 2001, than during the year ended January 30, 2000. However, the increase in the relative percentage to sales is primarily the result of the overall decrease in comparable same store sales as discussed above. Total personnel costs for our corporate personnel increased slightly from $870,345 to $891,181 for the years ended January 30, 2000, and January 28, 2001, respectively. This increase is attributable to normal wage increases for corporate staff positions during the year ended January 28, 2001.

        Occupancy costs of $2,752,408, and $2,936,361, are included in total operating expenses for the years ended January 28, 2001 and January 30, 2000, respectively. The decrease of approximately $184,000 represents operating fewer stores during the year ended January 28, 2001 compared to the year ended January 30, 2000.

        Other selling, general and administrative expenses of $1,647,998 and $1,883,377 are included in total operating expenses for the years ended January 28, 2001 and January 30, 2000, respectively, representing a decrease of approximately $236,000. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:
	Year Ended January 28, 2001		Year Ended January 30, 2000
Advertising and promotion	$ 206,682	1.9%	$ 280,177	2.3%
Banking fees	254,548	2.3%	272,198	2.2%
Merchandise distribution	128,643	1.2%	154,452	1.2%
Repairs and rentals	68,513	0.6%	66,667	0.5%
Property insurance, fees, and taxes	143,664	1.3%	83,987	0.7%
Professional and service fees	171,396	1.5%	286,680	2.3%
Supplies and product packaging	224,861	2.0%	229,382	1.9%
Telephone and utilities	203,339	1.8%	226,202	1.6%
Travel	173,127	1.6%	200,069	1.6%
Other	73,225	0.6%	83,563	0.7%
	$1,647,998	14.8%	$ 1,883,377	15.2%

        Included in total operating expenses are corporate overhead expenses of $1,650,113, or 14.8% of total revenues, for the year ended January 28, 2001, as compared to $1,734,846, or 14.0% of total revenues, for the year ended January 30, 2000, representing a decrease of approximately $85,000 for the comparable period. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

        Also included in total operating expenses are depreciation and amortization expenses that were $503,723 and $500,373 for the years ended January 28, 2001 and January 30, 2000, respectively. Included in depreciation and amortization for the year ended January 28, 2001 is $31,200 of amortization of our website investment. Total depreciation expense relating to our property and equipment was $460,125 and $487,973 for the year ended January 28, 2000, and January 30, 2000, respectively, a decrease of approximately $28,000 and is attributed to the stores closed during the year ended January 30, 2000, as discussed above.

        As a result of the foregoing, the loss from operations for the year ended January 28, 2001 was $855,310, as compared with a loss from operations for the year ended January 30, 2000 of $714,067, an increase of $141,243.

        As discussed above, in October 2000, we terminated the Agreement and Plan of Merger with AmazeScape. As a result, we wrote-off $173,287 of merger costs relating to a receivable from AmazeScape for costs incurred on our behalf in connection with the proposed merger. These costs primarily included legal, accounting, and printing fees. Under the terms of the merger agreement, these costs were to be paid by AmazeScape as they came due. We are contemplating various options available to us to recover all or part of these costs from AmazeScape.

        Interest expense was $47,005 and $61,996 for the year ended January 28, 2001, and January 30, 2000, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $23,155 and $11,136 for the year ended January 28, 2001, and January 30, 2000, respectively, and results from the daily investing of available cash balances.

        Other income was $78,076 for the year ended January 28, 2001. Included in other income is $20,000 of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2001, and are renewable at our option. Also included in other income is approximately $38,000 resulting from the write down of certain liabilities associated with the corporation's prior business activities which ceased operations in 1992. In addition, other income includes a gain of approximately $30,000 realized upon the sale of our store in Tucson, Arizona as discussed above.

        For the year ended January 30, 2000, other income of $19,472 consists almost entirely of license fees associated with one-year extension agreements that will allow certain former franchisees to use the Impostors trademark.

        As discussed above, in June 1999, we sold in a private placement 223,385 shares of Series A Preferred Stock. The holders of the preferred stock were entitled to receive dividends at the annual rate of 10% per year. The dividend was payable only upon the conversion of the preferred stock. In November 1999, the holders of the preferred stock converted all their shares to common stock. The preferred stock dividend of $10,394 represents the value of the common stock issued as a dividend.

        Also as discussed above, the preferred stock was convertible by the holder at any time into shares of common stock at $1.25 per share. The $142,129 difference between the $220,871 allocated to the preferred stock and $363,000 representing the underlying value of the common stock that the preferred stock converts to at the issuance date, was recorded as an imputed dividend to the holders of the preferred stock.

         Based on the foregoing, the net loss for the year ended January 28, 2001 was $974,368, which translates to a net loss per share of $(0.69) based on 1,428,591 weighted average shares outstanding. This compares with a net loss for the year ended January 30, 2000 of $897,708, or $(0.85) per share, based on 1,055,088 weighted average shares outstanding as of that date.

        Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

Investment Banking, Merger and Acquisition Agreement

        On March 1, 2001 we entered into an Investment Banking, Merger and Acquisition Agreement with Infusion Capital Partners, LLC. The agreement provides that Infusion act as our non-exclusive financial advisor with respect to a merger or acquisition transaction. The term of the engagement commenced on March 1, 2001, and terminates on December 31, 2001 unless extended by mutual consent. Infusion has been paid a retainer of $25,000 and a warrant to purchase 75,000 of common stock at an exercise price of $1.00 per share. The $25,000 retainer shall be credited towards and set off against any and all other fees payable under the Agreement to Infusion upon consummation of a merger or acquisition transaction involving Premier Concepts and a third party non-affiliate of Infusion.

Impact of Recently Issued Accounting Standards

        In 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans held for Sale by a mortgage Banking Enterprises were issued. These pronouncements are not expected to impact the Company.

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Premier Concepts, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Premier Concepts, Inc. as of January 28, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended January 28, 2001 and January 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Concepts, Inc., as of January 28, 2000, and the results of its operations and its cash flows for the fiscal years ended January 28, 2001 and January 30, 2000, in conformity with generally accepted accounting principles.

Hein + Associates LLP

Denver, Colorado
March 30, 2001

PREMIER CONCEPTS, INC.

BALANCE SHEET
JANUARY 28, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$ 691,693
Merchandise inventories	1,515,879
Prepaid expenses and other	185,873
Total current assets	2,393,445
Property and Equipment, net	1,938,515
Other Assets:
Trademarks, net of accumulated amortization of $105,766	38,234
Website development cost, net of accumulated amortization of $31,200	110,516
Other	68,032
Total Assets	$ 4,548,742
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 373,474
Accounts payable	1,073,032
Accrued liabilities	458,528
Total current liabilities	1,905,034
Deferred Rent	233,619
Total liabilities	2,138,653
Commitments and Contingency (Note 4)
Stockholders' Equity:
Preferred stock, $.10 par value, 20,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.002 par value; 850,000,000 shares authorized; 1,520,574 shares issued and outstanding	3,041
Additional paid-in capital	7,134,971
Accumulated deficit	(4,727,923)
Total Stockholders' Equity	2,410,089
Total Liabilities and Stockholders' Equity	$4,548,742

See accompanying notes to these financial statements.

PREMIER CONCEPTS, INC.

STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended
	January 28,	January 30,
	2001	2000
Net Revenues	$ 11,125,080	$ 12,377,646
Cost of Goods Sold	3,354,659	3,671,297
Gross margin	7,770,421	8,706,349
Operating Expenses:
Personnel	3,721,602	3,970,176
Occupancy	2,752,408	2,936,361
Other selling, general and administrative	1,647,998	1,883,377
Depreciation and amortization	503,723	500,373
Store closing costs	-	130,129
Total operating expenses	8,625,731	9,420,416
Operating Loss	(855,310)	(714,067)
Other Income (Expense):
Merger costs	(173,287)	-
Interest expense, net	(23,847)	(50,860)
Other	78,076	19,742
Other expense, net	(119,058)	(31,118)
Net Loss	(974,368)	(745,185)
Preferred Stock Dividends	-	(10,394)
Preferred Stock Dividends - imputed	-	(142,129)
Net Loss Available to Common Stockholders	$ (974,368)	$ (897,708)
Net Loss Per Common Share (Basic and Diluted)	$ (0.69)	$ (0.85)
Weighted Average Common Shares Outstanding (Basic and Diluted)	1,428,591	1,055,088

See accompanying notes to these financial statements.

PREMIER CONCEPTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 30, 2000 AND JANUARY 28, 2001

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, January 31, 1999	-	$ -	887,513	$ 1,775	$5,660,263	$(3,008,370)	$ 2,653,668
Common stock issued in private placement	-	-	176,615	353	211,190	-	211,543
Common stock issued for services	-	-	2,500	5	4,995	-	5,000
Preferred stock issued in private placement	223,385	22,339	-	-	252,118	-	274,457
Exercise of stock options	-	-	27,160	54	102,848	-	102,902
Warrants issued for services	-	-	-	-	44,800	-	44,800
Preferred stock dividend	-	-	-	-	(10,394)	-	(10,394)
Conversion of preferred stock	(223,385)	(22,339)	234,419	469	32,264	-	10,394
Net loss	-	-	-	-	-	(745,185)	(745,185)
Balances, January 30, 2000	-	-	1,328,207	2,656	6,298,084	(3,753,555)	2,547,185
Exercise of stock options and warrants	-	-	105,412	211	724,759	-	724,970
Sale of warrants	-	-	-	-	11,847	-	11,847
Warrants issued for services	-	-	-	-	13,500	-	13,500
Conversion of debt	-	-	86,955	174	86,781	-	86,955
Net loss	-	-	-	-	-	(974,368)	(974,368)
Balances, January 28, 2001	-	$ -	1,520,574	$ 3,041	$7,134,971	$(4,727,923)	$ 2,410,089

See accompanying notes to these financial statements.

PREMIER CONCEPTS, INC.

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	January 28, 2001	January 30, 2000
Cash Flows from Operating Activities:
Net loss	$ (974,368)	$ (745,185)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of warrants issued for services	15,650	27,742
Gain on disposition of assets	(21,509)	-
Depreciation and amortization	503,723	500,373
Store closing costs	-	130,129
Changes in operating assets and liabilities:
(Increase) decrease in:
Merchandise inventories	270,376	189,340
Other assets	75,181	(136,751)
Increase (decrease) in:
Accounts payable and accrued liabilities	(118,231)	157,097
Other liabilities	4,385	27,990
Net cash provided by (used in) operating activities	(244,793)	150,735
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(251,800)	(104,057)
Capital expenditures for development in Website	(10,658)	(131,058)
Proceeds from sale of assets	65,000	-
Net cash used in investing activities	(197,458)	(235,115)
Cash Flows from Financing Activities:
Deferred offering costs	-	(14,000)
Proceeds from issuance of redeemable common stock	-	200,000
Redemption of common stock	(200,000)	-
Proceeds from issuance of common stock	-	220,768
Proceeds from issuance of preferred stock	-	279,231
Proceeds from exercise of options and warrants	724,970	102,903
Proceeds from sales of warrants	11,847	-
Increase in restricted cash from exercise of options and warrants and sale of warrants	(743,658)	(302,903)
Decrease in restricted cash for capital expenditures, working capital and common stock redemption	1,046,561	-
Proceeds from issuance of notes payable	98,226	12,000
Payment on notes payable	(161,655)	(277,239)
Net cash provided by financing activities	776,291	220,760
Increase (Decrease) in Cash and Cash Equivalents	334,040	136,380
Cash and Cash Equivalents, beginning of period	357,653	221,273
Cash and Cash Equivalents, end of period	$ 691,693	$ 357,653
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 47,542	$ 58,110
Supplemental Non-Cash Financing Activities:
Conversion of accounts payable to common stock	$ 56,955	$ -
Conversion of note payable to common stock	$ 30,000	$ -
Warrant issued for services	$ 13,500	$ -
Preferred stock dividend - non-cash	$ -	$ 10,394

See accompanying notes to these financial statements.

PREMIER CONCEPTS, INC.

NOTES TO FINANCIAL STATEMENTS

  Nature of Operations and Significant Accounting Policies:

  Nature of Operations - Premier Concepts, Inc. (the "Company") was incorporated in the state of Colorado in 1988. During 1994, the Company purchased out of bankruptcy certain assets and liabilities of American Fashion Jewels, Inc. (Impostors) and, in a separate transaction, Mirage Concepts, Inc. (Mirage), both of which are retail chains of reproduction jewelry stores. As of January 28, 2001, the Company operated 31 retail stores with a geographic concentration of stores in Florida, Washington D.C. (and its surrounding states) and California, including one store in San Francisco, California that accounted for approximately 13% of total revenues during the fiscal years ended January 28, 2001 and January 30, 2000.

  Liquidity - The Company's business strategy has been to grow the retail chain in profitable markets as to leverage its name and goodwill to achieve additional distribution for its products. At January 28, 2001, the Company had approximately $490,000 in working capital and has incurred $1.57 million in operating losses over the last two years. Management is attempting to return the Company to profitability by closing unprofitable stores and restructuring store operations through the enhancement of executive and senior management. During the year ended January 28, 2001, the Company raised approximately $735,000 through exercises of options and warrants to purchase common stock and the sale of warrants to purchase common stock.

  Although management cannot assure that future operations will be profitable nor that additional debt and/or equity capital will be raised, it believes that its capital resources will be adequate to maintain and realize its business strategy. Should, however, losses continue it could adversely affect future operations.

  Fiscal Year - The Company's year is a 52/53-week period ending on the last Sunday in January. Fiscal years ended January 28, 2001 (fiscal 2001) and January 30, 2000 (fiscal 2000) contained 364 days of activity.

  Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  Inventories - Inventories consist primarily of merchandise, which is held for resale. Inventories are stated at the lower of cost or market, as calculated using the average-cost method. Inventory costs include the amounts charged by vendors and related freight-in costs.

  Property and Equipment - Property and equipment is stated at cost. Depreciation is computed over the lesser of the lease term on each location that the assets reside or the estimated useful lives of the assets using the straight-line method generally over a 5- to 10-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

  Trademarks - A portion of the Impostors purchase price was allocated to trademarks. This cost is being amortized over 10 years.

  Website Development Cost - The Company developed its Website and related costs have been capitalized. Of the total capitalized development costs, the Company paid $15,000 and $80,000 for the years ended January 28, 2001 and January 30, 2000 respectively, to Meridian Telesis, LLP, an affiliated entity of Infusion and Equisition, (stockholders of the Company). Capitalized development costs are being amortized over three years, which is the estimated life of the current Website. Amortization costs for the year ended January 28, 2000 was $31,200.

  Advertising - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed the first time the advertising takes place. Advertising expense was $141,751 and $177,198 for the years ended January 28, 2001 and January 30, 2000, respectively.

  Deferred Rent - Many of the Company's store leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference as deferred rent.

  Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, notes payable, and accrued liabilities approximate fair value due to their short maturities.

  License Agreements - The Company grants license agreements to entities for the use of the Impostors' name. License fees are recognized as income on a straight-line basis over the term of the agreement.

  Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109 which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax bases of asset and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Foreign Currency Transactions - Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in results of operations. The effects of these transactions are immaterial for fiscal 2001 and fiscal 2000.

  Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

  Impairment of Long-Lived Assets and Trademarks - In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. No impairment has been taken for the year ended January 28, 2001 or January 30, 2000.

  Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for all periods presented in these financial statements.

  Stock-Based Compensation - As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant for common stock issued to employees only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

  Net Loss Per Common Share - The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of January 28, 2001 and January 30, 2000, the Company had 670,625 and 749,583, respectively, outstanding options and warrants for the purchase of common stock, which represents the Company's potential dilutive securities. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended January 28, 2001 and January 30, 2000. Accordingly, basic and diluted EPS are the same for each year. For fiscal 2000, the Company accrued an imputed dividend on the convertible preferred stock when determining the net loss applicable to common shareholders (see Note 5).

  Impact of Recently Issued Accounting Standards - In 1998, SFAS Nos. 133, Accounting for Derivative Instruments and Hedging Activities and No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprises were issued. These pronouncements are not expected to impact the Company.

  Reclassification - Certain reclassifications have been made to conform fiscal 2000 financial statements to the presentation in fiscal 2001. The reclassification had no effect on net loss.

  Property and Equipment:

  At January 28, 2001, property and equipment consists of the following:

Furniture, fixtures and equipment	$ 1,714,966
Leasehold improvements	2,288,297
4,003,263
Less accumulated depreciation and amortization	2,064,748

$ 1,938,515

  Related depreciation and amortization expense for the years ended January 28, 2001 and January 30, 2000 was $460,125 and $487,973, respectively.

  Notes Payable and Long-Term Debt:

  Notes payable consist of the following:

January 28,
2001
Note payable to a bank, interest payable monthly at prime rate plus 3% at January 28, 2001, $8,000 monthly principal payments and the remaining balance due December 5, 2001, collateralized by substantially all the assets of the Company.	$307,758
Note payable used to finance a portion of the Company's insurance package. Payable in monthly installments of $3,677 including interest at 10%, maturing in September, 2001.	28,344
Note payable to an entity for services rendered in connection with the build-out of the Company's store in West Nyack, New York. (The store was subsequently closed on January 25, 2000.) Payable in monthly installments of $1,873 including interest at 10%, maturing in December, 2001.	21,301
Other	16,071
$373,474

  The $307,758 note payable is subject to certain covenants. At January 28, 2001, the Company was not in compliance with certain covenants related to the note. However, the lender has waived compliance with these financial covenants through the term of the note.

  Commitments:

  Lease Commitments - The Company leases its offices and retail facilities under operating leases for terms expiring at various dates from 2001 to 2010. The corporate office lease has been guaranteed by a director and certain former directors of the Company. The aggregate minimum annual lease payments under leases for the fiscal years are as follows:

2002	$ 2,102,000
2003	1,431,000
2004	1,170,000
2005	970,000
Thereafter	2,530,000
Total minimum lease payments	$ 8,203,000

  Most leases also provide for payment of operating expenses, real estate taxes and in some cases for additional rent based on a percentage of sales. Rental expense was $2,752,408 and $2,936,361 for the years ended January 28, 2001 and January 30, 2000, respectively. Included in rental expense is approximately $5,000 and $21,000 of additional contingent rent based on percentage of sales for the years ended January 28, 2001 and January 30, 2000, respectively.

  Management Services Agreement - In March 1999, the Company entered into a Management Services Agreement (MSA) with Infusion Capital Partners, LLC (Infusion). The agreement provides for certain consulting services including arrangements of the March 1999 private placement of common stock, and the June 1999 private placement of preferred stock, as discussed in Note 5, as well as strategic, operational and investment banking advice. Infusion received cash compensation of $50,000 and a warrant to purchase 25,000 shares of common stock at $1.25 per share, which expires in March 2002 (see Note 5). The fair value of the warrant was $27,000. The cash compensation and value of the warrant were amortized over the term of the agreement which expired December 31, 1999.

  On November 1, 1999, the MSA was extended an additional two years to December 31, 2001. Infusion received an additional warrant to purchase 25,000 shares of the Company's common stock at $.875 per share which expires in November 2002 (see Note 5). This warrant is valued at $17,800, and is being amortized over the term of the extension agreement.

  Stockholders' Equity and Redeemable Common Stock:

  Common Shares - In January 1999, the Company's stockholders approved a 1 for 2 reverse stock split at a future date at the discretion of the Company. In April 1999, the Company's Board of Directors approved the reverse split effective immediately. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect this reverse split for all periods presented.

  Restricted Cash and Redeemable Common Stock - On November 12, 1999, the Company sold 228,571 shares of its common stock in a private placement to International Monetary Group, Inc. (IMG). IMG also received a warrant to purchase 32,000 shares of the Company's common stock for $4.10 per share, expiring in November 2001. The $200,000 proceeds from the sale and the 228,571 shares of common stock and the warrant were held in escrow. As a result of the termination of the proposed merger transaction with AmazeScape.com in November 2000, the $200,000 was released from escrow and disbursed to IMG and the Company's common stock and the warrant were returned to the Company and canceled (see Note 7).

  Proceeds from Exercises of Options and Warrants and Sale of Warrants - Under the terms of the merger agreement as described in Note 7, the Company also had placed all of the cash proceeds totaling approximately $828,000 from the exercise of options or warrants received after November 17, 1999 into escrow. As the proposed merger transaction with AmazeScape.com was terminated, the funds in escrow were released and disbursed to the Company.

  Private Placements of Common Stock - In March 1999, the Company received $220,769 from an entity for 176,615 shares of the Company's common stock. Concurrent with this transaction, the entity also received the right to elect one member to the Company's Board of Directors.

  Preferred Stock - The Board of Directors has authority to divide the class of the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series as permitted by the Company's articles of incorporation at the time of designation. The Board of Directors has authorized the issuance of Series A and Series B preferred stock.

  Private Placement of Preferred Stock and Additional Warrants - In June 1999, the Company sold 223,385 shares of its Series A Convertible Preferred Stock and warrants for the purchase of 80,000 shares of common stock in a private placement to Equisition Capital, LLC for $279,231. The Company allocated $220,871 and $58,360 of the proceeds to the convertible preferred stock and warrants, respectively, based on their relative fair values. The Series A Preferred Stock was convertible by the holder at any time into shares of common stock at $1.25 per share. On November 11, 1999, Equisition Capital, LLC converted the Series A Preferred Stock to common stock. A total of 234,419 shares of common stock were issued in the conversion which included 11,034 shares (valued at $10,394) issued attributable to the dividend feature. The difference between the $220,871 allocated to the preferred stock and the underlying value of the common stock that the preferred stock converts to at the issuance date ($363,000) has been accounted for as an imputed dividend to the holders of the preferred stock and was recognized upon issuance as a result of the preferred stock being immediately convertible.

  The holders of the Series A Preferred Stock were entitled to receive dividends at the annual rate of 10% per year. The dividend was payable only upon conversion of the Series A Preferred Stock (dividend payment date) and was payable only by the issuance of shares of the Company's common stock valued at fair market value on the dividend payment date. Each share of Series A Preferred Stock was entitled to one vote.

  The warrant to purchase 80,000 shares of the Company's common stock is at an exercise price of $4.10 per share of common stock. The warrant expires on June 30, 2002.

  Series B Convertible Preferred Stock - On February 3, 2000, the Board of Directors approved an amendment to the Articles of Incorporation to authorize a new Series B Convertible Preferred Stock. The new Series B Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, at a liquidation value of $10,000 per share plus accrued and unpaid dividends. The Series B preferred stock has an annual dividend rate of 3% and such dividends are cumulative. Each share of Series B preferred stock is convertible, at the option of the holder, into approximately 3,077 shares of common stock. All Series B preferred stock automatically converts into common stock upon the second anniversary of the date of issuance. As of January 28, 2001, no Series B preferred stock has been issued.

  Stock Purchase Warrants - The Company has granted warrants, which are summarized as follows:

	Fiscal 2001		Fiscal 2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	654,083	$ 8.222	492,083	$ 9.888
Granted	16,454	10.000	50,000	1.063
Granted	10,000	1.813	112,000	4.100
Exercised	(2,500)	1.250	-	-
Exercised	(8,000)	4.100	-	-
Exercised	(64,912)	9.546	-	-
Cancelled	(32,000)	4.100	-	-
Outstanding, end of year	573,125	8.319	654,083	8.222
Vested, end of year	563,125	8.446	622,083	7.907

  During fiscal 2001, the exercise price of 10,000 warrants were granted equal to the market price of the stock on the grant date, respectively. Additionally, the Company issued 32,908 warrants to purchase 16,454 shares of common stock as a result of the exercise of an underwriter's option. The weighted average contractual life for all warrants as of January 28, 2001 was approximately one year, with the exercise prices ranging from $.875 to $10.00. Warrants for the purchase of 418,075 shares of common stock were extended by the Board of Directors through October 26, 2001. The weighted average fair value for all warrants granted in fiscal 2001 and fiscal 2000 was $1.35 and $.72, respectively. Warrants outstanding at January 30, 2000 will expire as follows:

Fiscal Years	Number of Shares	Weighted Average Exercise Price
2002	418,075	$ 10.00
2003	145,050	3.963
2004	10,000	1.183
	573,125

  Stock Options - In 1993, the Company adopted the 1993 Incentive Stock Option Plan (the "Plan") which provides for the Company to grant options to purchase up to 115,000 shares of the Company's common stock to officers, employees, and directors of the Company. In fiscal 1999, the Company increased the number of authorized shares to 165,000. Pursuant to the Plan, the Company may grant incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options.

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

  During fiscal 1996, the Company granted to directors of the Company 6,000 options outside of the Plan to purchase common stock in return for guaranteeing the Company's corporate office lease. These options had an exercise price of $5.00 per share. During the year ended January 30, 2000, 2,160 shares of common stock were issued for these options and 2,340 options were surrendered leaving a balance of 1,500 which expired in fiscal year 2001.

  The following is a table of activity of the Plan:

	Fiscal 2001		Fiscal 2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	147,500	$ 3.629	$ 125,000	$ 5.026
Granted to:
Employees	-	-	50,000	1.375
Directors	-	-	20,000	3.250
Exercised	(30,000)	2.313	(25,000)	4.113
Forfeited	(5,000)	2.313	(10,000)	4.000
Expired	(5,000)	5.00	(12,500)	6.700
Outstanding, end of year	107,500	3.994	147,500	$ 3.629
Vested, end of year	107,500	3.994	127,500	$ 3.689

  No options were granted during fiscal 2001. For all options granted during fiscal 2000, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The fair market value of the Company's common stock is determined by the quoted closing price on the date of grant. The weighted average contractual life for all options as of January 28, 2001 was approximately 1.21 years, with the exercise prices ranging from $1.38 to $7.19. At January 28, 2001, all outstanding options were exercisable. If not previously exercised, all options outstanding at January 28, 2001, will expire as follows:

Fiscal Years	Number of Shares	Weighted Average Exercise Price
2002	45,000	$ 4.056
2003	40,000	5.398
2005	22,500	1.375
	107,500	3.994

  Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amount indicated below.

Fiscal Years Ended
	January 28,	January 30,
	2001	2000
Net loss applicable to common shareholders:
As reported	$ (974,368)	$ (897,708)
Pro forma	$ (995,481)	$ (991,382)
Net loss per common share (basic) and diluted:
As reported	$ (.69)	$ (.85)
Pro forma	$ (.70)	$ (.94)

  For purposes of this disclosure, the weighted average fair value of the options granted in fiscal 2000 was $1.575. No options were granted during fiscal year January 28, 2001. The fair value of each employee option granted in fiscal year 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	January 28,	January 30,
	2001	2000
Expected volatility	N/A	129%
Risk-Free interest rate	N/A	5.3%
Expected dividends	N/A	-
Expected terms (in years)	N/A	4.4

  Income Taxes:

  The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the fiscal years ended:

	January 28, 2001	January 30, 2000
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(3.3)%	(3.3)%
Increase (reduction) in valuation allowance related to of net operating loss carryforwards and change in temporary differences	37.3%	37.3%
	0%	0%

  The components of the net deferred tax asset recognized as of January 28, 2001 are as follows:

Deferred tax assets (liabilities):
Current -
Capitalized inventory	$ 76,000
Prepaid expense	(23,000)
Inventory reserve	17,000
Other	22,000
Non-current -
Net operating loss carryforwards	1,086,000
Property and equipment	151,000
Other	18,000
Valuation allowance	(1,347,000)

Net deferred tax asset	$ -

  The valuation allowance was $745,000 at January 30, 2000 increased by $602,000 for the year ended January 28, 2001.

  At January 28, 2001, the Company has approximately $2,900,000 available in net operating loss carryforwards which begin to expire from 2009 to 2021. As a result of certain non-qualified stock options which have been exercised, approximately $563,000 of the net operating loss carryforward will be charged to "paid in capital," when, and if, the losses are utilized. Also, a substantial portion of the net operating loss may be subject to Internal Revenue Code Section 382 limitations.

  Termination of Proposed Merger:

  In 1999, the Company executed a merger agreement (the Agreement) with AmazeScape.com, Inc. In October 2000, the proposed merger was terminated due to several factors including AmazeScape's minimal progress in executing its business plan and capital market conditions. Upon termination of the proposed merger, approximately $828,000 of cash proceeds from the exercises of options and warrants previously held in a joint escrow account with AmazeScape were released to the Company. In addition, a charge of approximately $173,000 was recorded in the third quarter of fiscal 2001 to write-off certain costs associated with the merger that had accrued to Premier Concepts. Under the Agreement and Plan of Merger, all costs of the proposed merger were to be paid by AmazeScape. Premier has not waived its rights under the Agreement and is exploring its options with regard to AmazeScape's responsibility to pay all costs of the proposed merger.

  Subsequent Event:

Subsequent to January 28, 2001, the Company entered into an Investment Banking, Merger and    Acquisition Agreement with Infusion Capital Partners, LLC. The agreement provides that Infusion act as the Company's non-exclusive financial advisor with respect to a merger or acquisition transaction. The term of the engagement commenced on March 1, 2001, and terminates on December 31, 2001 unless extended by mutual consent. Infusion has been paid a retainer of $25,000 and a warrant to purchase 75,000 of common stock at an exercise price of $1.00 per share. The $25,000 retainer shall be credited towards and set off against any and all other fees payable under the Agreement to Infusion upon consummation of a merger or acquisition transaction involving Premier Concepts and a third party non-affiliate of Infusion.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended January 28, 2001, or January 30, 2000.

PART III

        Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of January 28, 2001.

PART IV

         EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits

              Exhibit No.     Title
*	2.1	Agreement and Plan of Merger dated as of February 7, 2000 among Premier Concepts, AmazeScape and AmazeMerger
*	2.2	Amendment to Agreement and Plan of Merger dated April 19, 2000 among Premier Concepts, AmazeScape and AmazeMerger
	3.1	Articles of Incorporation of Premier Concepts (incorporated herein by reference to Premier Concepts' Registration Statement on Form S-1 (File No. 33-42701))
*	3.2	Amendment to Articles of Incorporation of Premier Concepts authorizing Series A Convertible Preferred Stock and changing corporate name to "AmazeScape.com, Inc."
	3.3	Bylaws of Premier Concepts (incorporated herein by reference to Premier Concepts Registration Statement on Form S-1 (File No. 33-42701)).
	3.4	Amendment to Articles of Incorporation of Premier Concepts (previously filed)
	4.1	Specimen Common Stock Certificate of Premier Concepts (incorporated herein by reference to Premier Concepts Registration Statement on Form S-1 (File No. 33-42701))
	4.2	Specimen Convertible Preferred Stock certificate of Premier Concepts
	4.3	Article IV of Premier Concepts' Articles of Incorporation, as amended
	5.1	Opinion of Neuman & Drennen, P.C. regarding the validity of the securities being registered.
	8.1	Opinion of Hangley, Aronchick, Segal & Pudlin regarding certain federal income tax consequences relating to the Merger.
	8.2	Opinion of Parker Chapin LLP regarding certain federal income tax consequences relating to the merger.
	10.1	Employment Agreement dated October 15, 1999 between AmazeScape.com, Inc. and Harrichand Persaud (previously filed)
	10.2	Employment Agreement dated October 15, 1999 between AmazeScape.com, Inc. and Anton Nicaj (previously filed)
	10.3	Service Provider Agreement dated September 1, 1999 between AmazeScape.com, Inc. and Meglyn Enterprises, Inc. (previously filed)
	10.4	Service Provider Agreement dated September 9, 1999 between AmazeScape.com, Inc. and New York Internet Center (previously filed)
	10.5	Management Services Agreement dated October 12, 1999 between AmazeScape.com, Inc. and Infusion Capital Partners, LLC (previously filed)
	10.6	Amendment dated January 28, 2000 to Management Services Agreement dated December 2, 1999 between AmazeScape.com, Inc. and Infusion Capital Partners, LLC (previously filed)
	10.7	Warrant to Purchase Shares of AmazeScape common stock dated October 12, 1999 in favor of Infusion Capital Partners, LLC (previously filed)
	10.8	Warrant to Purchase Shares of AmazeScape common stock dated January 28, 2000 in favor of Infusion Capital Partners, LLC (previously filed)
	10.9	Translation Services Agreement between AmazeScape.com, Inc. and E-Lingo Corporation (previously filed)
	10.10	Form of Warrants to AmazeScape Directors (previously filed)
	10.11	Employment Agreement between Registrant and Sissel Eckenhausen (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
	10.12	Employment Agreement between Registrant and Todd Huss (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
	10.13	Employment Agreement between Registrant and Kevin O'Brien (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
	10.14	Amendment to Employment Agreement between Registrant and Sissel Eckenhausen (previously filed)
	10.15	Amendment to Employment Agreement between Registrant and Todd Huss (previously filed)
	10.16	Amendment to Employment Agreement between Registrant and Kevin O'Brien (previously filed)
	10.17	Registrant's Consulting Agreement with Cohig & Associates, Inc. (incorporated by reference to Registrant's Registration Statement on Form S-1 (File No 33-42701)
	10.18	Registrant's Agreement Regarding Basic Terms with Infusion Capital Partners, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
	10.19	Registrant's First Stock Purchase Agreement with Equisition Capital, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
	10.20	Registrant's Second Stock Purchase Agreement with Infusion Capital Partners, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
	10.21	Registrant's Management Services Agreement with Infusion Capital Partners, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
	10.22	Voting Agreement dated February 3, 2000 among Premier Concepts, Sissel Eckenhausen, Equisition Capital, LLC and International Monetary Group (previously filed)
	24.1	Powers of Attorney
	99.1	Investment Banking, Merger and Acquisition Agreement dated March 1, 2001 among Premier Concepts, Inc. and Infusion Capital Partners, LLC
	99.2	Letter of Notice of Termination of Agreement and Plan of Merger dated October 18, 2000

           ____________________________________

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
PREMIER CONCEPTS, INC.

Date:	4/30/2001	By:/s/ Sissel Eckenhausen Sissel Eckenhausen, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Sissel Eckenhausen Sissel Eckenhausen	President, Chief Executive Officer and Director	4/30/2001
/s/ John M. Gerber John M. Gerber	Director Chairman of the Board of Directors	4/30/2001
/s/ William Nandor William Nandor	Director	4/30/2001
/s/ Gary Wolf Gary Wolf	Director	4/30/2001
/s/ Todd Huss Todd Huss	Chief Financial Officer Principal Accounting Officer	4/30/2001