Form 10QSB
period 2001-04-29
PREMIER CONCEPTS INC /CO/
filed 2001-06-13
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2001

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 33-42701

PREMIER CONCEPTS, INC.
(Exact Name of Small Business Issuer as
Specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1186026 I.R.S. Employer Identification number

3033 South Parker Road, Suite 120, Aurora, Colorado 80014
(Address of principal executive offices)                                 (Zip Code)

(303) 338-1800
(Issuer's telephone number, including area code)

____________________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 13, 2001, the Registrant had 1,530,574 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

INDEX

PART I.      FINANCIAL INFORMATION                                                                       Page

PART II.      OTHER INFORMATION                                                                                14
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying balance sheet at April 29, 2001, statements of operations for the three months ended April 29, 2001, and April 30, 2000, and statements of cash flows for the three months ended April 29, 2001, and April 30, 2000 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The interim financial statements are not necessarily indicative of results of operations expected for the fiscal year. The balance sheet as of January 28, 2001 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Premier Concepts Form 10-KSB for the year ended January 28, 2001.

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

PREMIER CONCEPTS, INC.
BALANCE SHEETS
AS OF APRIL 29, 2001 AND JANUARY 28, 2001
(UNAUDITED)
	April 29, 2001	January 28, 2001
ASSETS
Current Assets:
Cash & Cash Equivalents	$ 375,142	$ 691,693
Merchandise Inventories	1,680,101	1,515,879
Prepaid Expenses & Other Current Assets	204,261	185,873
Total Current Assets	2,259,504	2,393,445
Property and Equipment, net	1,820,819	1,938,515
Other Assets:
Trademarks, net	35,134	38,234
Website Development Costs, net	98,816	110,516
Other	68,032	68,032
Total Assets	$ 4,282,305	$ 4,548,742
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$ 343,671	$ 373,474
Accounts Payable	1,059,732	1,073,032
Accrued Liabilities	556,026	458,528
Total Current Liabilities	1,959,429	1,905,034
Deferred Rent	219,890	233,619
Total Liabilities	2,179,319	2,138,653
Stockholders' Equity:
Preferred Stock, $.10 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.002 par value; 850,000,000 shares authorized; 1,530,574 shares issued and outstanding at April 29, 2001, and 1,520,574 shares issued and outstanding at January 28, 2001	3,061	3,041
Additional Paid-in Capital	7,197,951	7,134,971
Accumulated Deficit	(5,098,026)	(4,727,923)
Total Stockholders' Equity	2,102,986	2,410,089

Total Liabilities & Equity	$ 4,282,305	$ 4,548,742

PREMIER CONCEPTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 29, 2001 AND APRIL 30, 2000
(UNAUDITED)

	Three Months Ended	Three Months Ended
	April 29, 2001	April 30, 2000
Total Revenues	2,421,803	2,647,577
Cost of Goods Sold	745,665	816,670
Gross Margin	1,676,138	1,830,907
Operating Expenses:
Personnel	867,438	934,439
Occupancy	695,182	682,807
Other Selling, General and Administrative	342,318	394,171
Depreciation and Amortization	139,524	113,879
Total Operating Expenses	2,044,462	2,125,296
Operating Loss	(368,324)	(294,389)
Other Income (Expenses):
Interest, net	(4,069)	(7,526)
Other	2,290	5,000
Other, net	(1,779)	(2,526)
Net Loss	$ (370,103)	$ (296,915)
Net Loss Per Common Share (Basic and Diluted):	$ (0.24)	$ (0.21)
Weighted Average Shares Outstanding	1,526,508	1,389,632

PREMIER CONCEPTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 29, 2001 AND APRIL 30, 2000
(UNAUDITED)
	Three Months Ended	Three Months Ended
	April 29, 2001	April 30, 2000
Cash Flows From Operating Activities:
Net Loss	$ (370,103)	$ (296,915)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of stock and warrants issued for services	18,975	2,225
Depreciation and amortization	139,524	113,879
Changes in operating assets and liabilities:
(Increase) decrease in:
Merchandise inventories	(164,222)	(36,872)
Other assets	25,636	112,086
Increase (decrease) in:
Accounts payable and accrued liabilities	84,198	46,429
Other liabilities	(13,729)	2,747
Net cash used by operating activities	(279,721)	(56,421)
Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(7,027)	(17,367)
Capital expenditures for development of website	-	(9,608)
Net cash used by investing activities	(7,027)	(26,975)
Cash Flows From Financing Activities:
Proceeds from exercise of options and warrants	-	703,170
Proceeds from sales of warrants	-	11,847
Increase in restricted cash from exercise of options and
warrants, and sale of warrants	-	(715,589)
Issuance of note payable		-
Payments on notes payable	(38,538)	(24,719)
Net cash used by financing activities	(29,803)	(25,291)
Decrease in Cash and Cash Equivalents	(316,551)	(108,687)
Cash & Cash Equivalents, beginning of period	691,603	357,653
Cash & Cash Equivalents, end of period	$ 375,142	$ 248,966
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 10,196	$ 11,890
Non-cash transaction - Common stock issued for services	$ 10,000	$ -
Non-cash transaction - Warrants issued for services	$ 53,000	$ -

PREMIER CONCEPTS, INC.
NOTES TO FINANCIAL STATEMENTS
April 29, 2001
(UNAUDITED)

Commitments and Contingencies

     Litigation. Premier Concepts is subject to legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon Premier's financial position or results of operations. (See PART II. OTHER INFORMATION--Item 1. Legal Proceedings.)

Seasonality and Quarterly Fluctuations

     Our faux jewelry chain, operating under the trade names Impostors, Elegant Pretenders and Joli Joli, historically has realized lower sales during the first three quarters which has resulted in incurring operating losses during those quarters. To this end, we have generated an operating loss during the three months ended April 29, 2001 of $368,324, as compared to an operating loss of $294,389 for the three months ended April 30, 2000.

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

Liquidity and Capital Resources - April 29, 2001 Compared to January 28, 2001

     At April 29, 2001 our operating cash balance of $375,142 was approximately 46% less than the cash balance of $691,693 at January 28, 2001.

     During the three months ended April 29, 2001, merchandise inventories increased $164,222, or approximately 11%, representing a build-up of inventories for the spring and summer shopping seasons.

     Prepaid expenses and other current assets, which generally includes prepaid operating expenses and accounts receivable, increased by approximately $18,400. Included in prepaid expenses and other current assets is a retainer paid to Infusion Capital Partners, LLC associated with an Investment Banking, Merger and Acquisition Agreement. The Agreement provides for Infusion to act as our non-exclusive financial advisor with respect to assisting the Company in securing a merger or acquisition transaction. The total retainer of $78,000 was paid in cash of $25,000, and a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrant is exercisable for two years and has a value of $53,000. The Agreement terminates on December 31, 2001 and may be extended by mutual consent.

     Also included in prepaid expenses and other current assets is approximately $5,900 representing the remaining imputed value of a warrant to purchase 25,000 shares of common stock at $.875 per share associated with a two year extension of a Management Services Agreement. The agreement provides for certain consulting services including arrangement of possible debt and equity financing, as well as strategic, operational and investment banking advice. On November 1, 1999 the Management Services Agreement was extended an additional two years through December 2002. These costs are being amortized as professional services over the life of the extended agreement.

     As a result of the foregoing, current assets decreased by $133,941 from $2,393,445 at January 28, 2001 to $2,259,504 at April 29, 2001.

     For the three months ended April 29, 2001, accounts payable and accrued expenses increased $84,198, or approximately 5%, and is attributed primarily to the related increase in merchandise inventory. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

     Notes payable decreased by approximately $29,800. This decrease is the result of regularly scheduled payments made of $38,583. In March 2001, a short-term note in the amount of $8,735 was issued to finance a portion of our commercial liability insurance package. The note bears interest at 10%, requires monthly principal and interest payments of $1,290, and matures on August 15, 2001.

     Included in notes payable is a bank note with a principal balance of $292,516 at April 29, 2001. The note requires monthly principal and interest payments of $8,000. The note bears interest at the Bank's prime lending rate plus 3%, and matures on December 5, 2001 at which time all unpaid principal and interest are due.

     Also included in notes payable is approximately $14,400 representing the balance of a note payable to a contractor relating to the construction of a store in Palisades Center in West Nyack, New York in 1998. This store was closed in January 2000 due to poor performance. This note requires monthly installments of $1,873 including principal and interest at 10% and matures on December 1, 2001.

     As a result of the foregoing, current liabilities increased approximately $54,400 from $1,905,034 at January 28, 2001, to $1,959,429 at April 29, 2001. Working capital decreased $188,336 from $488,411 at January 28, 2001 to $300,075 at April 29, 2001.

     During the three months ended April 29, 2001 we invested approximately $7,000 in property and equipment, which generally represents minor repairs and improvements at our store in Tempe, Arizona. This compares with approximately $17,400 invested during the comparable period ended April 30, 2000, which also included minor repairs and improvements, as well as $5,000 invested in the development and design of our store at the Aladdin Hotel and Casino in Las Vegas, Nevada, which was opened in August 2000.

     Based on the foregoing, property and equipment, net of accumulated depreciation, decreased $117,696, from $1,938,515 at January 28, 2001, to $1,820,819 at April 29, 2001.

     In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform "premierjewelry.com" from which we showcase existing and new product concepts. The new site was launched on May 30, 2000. At April 29, 2001, we had a net investment $98,816 (net of accumulated amortization of $42,900) in the premierjewelry.com website. The investment is being amortized over three years.

     Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $35,134 at April 29, 2001.

     Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $68,032 at April 29, 2001 is unchanged from the January 28, 2001 balance .

     Deferred rent decreased $13,729 from $233,619 at January 28, 2001, to $219,890 at April 29, 2001, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

     As discussed above, a warrant for the purchase of 75,000 shares of common stock at an exercise price of $1.00 per share was issued as a retainer to Infusion Capital Partners, LLC, associated with an Investment Banking, Merger and Acquisition Agreement. The value of the warrant was $53,000 as determined by the Black-Scholes pricing model using a two year term, a volatility index of 145%, and a risk free interest rate of 4.41%.

     Also in March 2001, a director and an officer each received 5,000 shares of the Company's common stock as additional compensation for services. The total value of the shares issued was $10,000.

     As a result of the foregoing, common stock increased $20, from $3,041 (1,520,574 shares outstanding) at January 28, 2001, to $3,061 (1,530,574 shares outstanding at April 29, 2001). Additional paid in capital increased $62,980 from $7,134,971 at January 28, 2001 to $7,197,951 at April 29, 2001.

     As a result of the net loss for the three months ended April 29, 2001 of $370,103, the accumulated deficit increased from $4,727,923 at January 28, 2001 to $5,098,026 at April 29, 2001. Considering the net loss and the equity transactions as discussed above, total stockholders' equity decreased $307,103 from $2,410,089 at January 28, 2001 to $2,102,986 at April 29, 2001.

     Net cash used by operating activities was $279,721 for the three months ended April 29, 2001, compared with $56,421 for the three months ended April 30, 2000. The change of approximately $223,000 primarily represents the cash effect of the increase in the net loss for the three months and the increases in merchandise inventories and accounts payable and accrued liabilities as discussed above.

     Net cash used by investing activities was $7,027 for the three months ended April 29, 2001 compared with $26,975 for the three months ended April 30, 2000. The change of approximately $20,000 is attributable to our investments in the new store at the Aladdin Hotel and Casino in Las Vegas, Nevada, and our website during the three months ended April 30, 2000, as discussed above.

     Net cash used by financing activities for the three months ended April 29, 2001 was $29,803, and represents the issuance of a note payable to finance a portion of our commercial liability insurance package, and regularly scheduled payments on other notes payable. This compares to net cash used by financing activities of $25,921 for the three months ended April 30, 2000, which generally represented regularly scheduled payments on notes payable.

     Also, during the quarter ended April 30, 2000, we received approximately $715,000 from exercises of various options and warrants. As part of the Agreement and Plan of Merger with AmazeScape.com, these funds were held in an escrow account until the termination of the proposed merger in October 2000. Up to the time of the termination of the proposed merger, these funds were classified as restricted cash.

     The foregoing resulted in a decrease of $316,551 in our operating cash position from $691,693 at January 28, 2001 to $375,142 at April 29, 2001. This compares with a decrease in cash of $108,687 from $357,653 at January 30, 2000, to $248,966 at April 30, 2000.

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

Results of Operations - Three Months Ended April 29, 2001 Compared to Three Months Ended April 30, 2000

     Set forth below is selected summary financial data derived from the financial statements and financial records:

	Three Months Ended April 29, 2001	Three Months Ended April 30, 2000
Statements of Operations Data:
Total Revenues	$ 2,421,803	$ 2,647,577
Operating loss	(368,324)	(294,389)
Net loss	(370,103)	(296,915)
Net loss per common share	(.24)	(.21)
Weighted average shares outstanding	1,526,508	1,389,632
Statistical Data:
Store revenues	$ 2,415,366	$ 2,645,000
Store gross margin	1,674,735	1,831,944
Store operating expenses	1,651,927	1,716,014
Store operating profit	22,808	115,930
Corporate overhead operating expenses	378,143	409,054
Gross margin percentage	69.2%	69.2%
Comparable same store sales (30 stores)	2,284,177	2,463,148
Comparable same store sales growth	-7.3%	2.5%

     Total revenues for the three months ended April 29, 2001 were $2,421,803 as compared to $2,647,577 for the comparable period ended April 30, 2000, a decrease of $225,744, or 8.5%. Comparable same store sales were $2,284,177 for the three months ended April 29, 2001 as compared to $2,463,148 for the comparable period ended April 30, 2000, a decrease of approximately $179,000, or 7.3%. Of the comparable same store sales decrease, approximately $117,000 is attributed to two stores located in the predominantly tourist areas of San Francisco, California, and Las Vegas, Nevada. Non-same store sales of approximately $131,200 and $181,900 for the three months ended April 29, 2001, and April 30, 2000, respectively, are attributed to our new store at the Aladdin Hotel and Casino in Las Vegas Nevada, and three stores closed during the year ended January 28, 2001:

           Aladdin Hotel and Casino, Las Vegas, NV - opened August 17, 2000;
           Tyson's Corner, McLean, VA - closed June 27, 2000 upon expiration of lease;
           Main Place, Santa Ana, CA - closed September 19, 2000 upon expiration of lease; and,
           Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease.

     Also included in total revenues are approximately $6,400 and $2,600 for the quarters ended April 29, 2001 and April 30, 2000, respectively. These revenues generally represent sales generated from our website.

     For the three months ended April 29, 2001, cost of goods sold was $745,655 and the gross margin was $1,676,138, or 69.2%. For the three months ended April 30, 2000, cost of goods sold was $816,670 and the gross margin was $1,830,907, or 69.2%. Also included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $20,467, or .85% of total revenue for the quarter ended April 29, 2001. This compares with freight charges of $26,388, or 1.0% of total revenue for the quarter ended April 30, 2000.

     Total operating expenses were $2,044,462 for the quarter ended April 29, 2001, compared to $2,125,296 for the quarter ended April 30, 2000, or 84.4% and 80.3% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $867,438, or 35.8% of revenues, and $934,439, or 35.3% of revenues for the quarters ended April 29, 2001, and April 30, 2000, respectively, a decrease of approximately $67,000. This decrease is attributed primarily to operating two fewer stores during the quarter ended April 29, 2001, than during the comparable quarter ended April 30, 2000. Total personnel costs for our corporate personnel were approximately $234,000 and $220,000 for the quarters ended April 29, 2001, and April 30, 2000, respectively. The increase of $14,000 is primarily attributed to common stock valued at $10,000 that was issued to a director and an officer in March 2001, as additional compensation for services.

     Occupancy costs of $695,182, and $682,807, are included in total operating expenses for the three months ended April 29, 2001 and April 30, 2000, respectively. The increase of approximately $12,000 reflects rent expenses for our new store at the Aladdin Hotel and Casino, as well as scheduled incremental minimum rent increases for several of our store locations since the quarter ended April 30, 2000.

     Other selling, general and administrative expenses of $342,318 and $394,171 are included in total operating expenses for the quarters ended April 29, 2001 and April 30, 2000, respectively, representing a decrease of approximately $52,000. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:

	Three Months Ended April 29, 2001		Three Months Ended April 30, 2000

Advertising and promotion	$ 42,449	1.8%	$ 49,997	1.9%
Banking fees	52,625	2.2%	60,862	2.3%
Merchandise distribution	20,314	0.8%	41,767	1.6%
Repairs and rentals	14,298	0.6%	17,836	0.7%
Property insurance, fees, and taxes	31,175	1.3%	31,706	1.2%
Professional and service fees	35,384	1.5%	38,703	1.5%
Supplies and product packaging	53,968	2.2%	58,422	2.2%
Telephone and utilities	47,539	2.0%	50,396	1.9%
Travel	27,672	1.1%	34,853	1.3%
Other	16,894	0.7%	9,629	0.4%
	$ 342,318	14.1%	$ 394,171	14.9%

     Included in total operating expenses are corporate overhead expenses of $378,143, or 15.6% of total revenues, for the three months ended April 29, 2001, as compared to $409,054, or 15.5% of total revenues, for the three months ended April 30, 2000, representing a decrease of approximately $30,900 for the comparable period. It is expected that corporate overhead will decrease as a percentage of sales as new retail stores and additional distribution is added. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

     Also included in total operating expenses are depreciation and amortization expenses that were $139,524 and $113,879 for the quarters ended April 29, 2001 and April 30, 2000, respectively. Included in depreciation and amortization for the quarter ended April 29, 2001 is $11,700 of amortization of our website investment. Total depreciation expense relating to our property and equipment was $124,724 and $110,779 for the quarters ended April 29, 2001, and April 30, 2000, respectively, an increase of approximately $14,000 and is primarily attributed to our new store at the Aladdin Hotel and Casino in Las Vegas, as well as our store at Harbor Place in Baltimore, Maryland which was remodeled in 2000.

     As a result of the foregoing, the loss from operations for the quarter ended April 29, 2001 was $368,324, as compared with a loss from operations for the quarter ended April 30, 2000 of $294,389, an increase of $73,935.

     Interest expense was $9,633 and $11,905 for the quarters ended April 29, 2001, and April 30, 2000, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $5,564 and $4,379 for the quarters ended April 29, 2001, and April 30, 2000, respectively, and results from the daily investing of available cash balances.

     Other income was $2,290 and $5,000 for the quarters ended April 29, 2001, and April 30, 2000, respectively, and consists almost entirely of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2001, and are renewable at our option.

     Based on the foregoing, the net loss for the three months ended April 29, 2001 was $370,103, which translates to a net loss per share of $(0.24) based on 1,526,508 weighted average shares outstanding. This compares with a net loss for the three months ended April 30, 2000 of $296,915, or $(0.21) per share, based on 1,389,632 weighted average shares outstanding as of that date.

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

     None

Item 3.      Default Upon Senior Securities

     None

Item 4.      Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended April 29, 2001.

Item 5.      Other Information

     None

Item 6.      Exhibits and Reports on Form 8-K

     Exhibits:

          None.

     Reports on Form 8-K:

          None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PREMIER CONCEPTS, INC.
Date:	6/13/2001	By:/s/ Sissel Eckenhausen Sissel Eckenhausen, President
	6/13/2001	By:/s/ Todd Huss Todd Huss, Chief Financial Advisor, Principal Accounting Officer