Form 10QSB
period 2001-07-29
PREMIER CONCEPTS INC /CO/
filed 2001-09-12
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2001

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 33-42701

PREMIER CONCEPTS, INC.
(Exact Name of Small Business Issuer as
Specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1186026 (IRS Employer Identification Number

3033 South Parker Road, Suite 120, Aurora, Colorado 80014
(Address of principal executive offices) (Zip Code)

                          (303) 338-1800
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 11, 2001, the Registrant had 2,190,158 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying balance sheet at July 29, 2001, statements of operations for the three and six months ended July 29, 2001, and July 30, 2000, and statements of cash flows for the six months ended July 29, 2001, and July 30, 2000 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The interim financial statements are not necessarily indicative of results of operations expected for the fiscal year. The balance sheet as of January 28, 2001 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Premier Concepts Form 10-KSB for the year ended January 28, 2001.

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

PREMIER CONCEPTS, INC.
BALANCE SHEETS
AS OF JULY 29, 2001 AND JANUARY 28, 2001
(UNAUDITED)
	July 29, 2001	January 28, 2001
ASSETS
Current Assets:
Cash & Cash Equivalents	$ 237,781	$ 691,693
Stock Subscriptions Receivable	266,511	-
Merchandise Inventories	1,516,022	1,515,879
Prepaid Expenses & Other Current Assets	193,482	185,873
Total Current Assets	2,213,796	2,393,445
Property and Equipment, net	1,701,758	1,938,515
Other Assets:
Marketable Equity Securities	528,950	-
Trademarks, net	32,034	38,234
Website Development Costs, net	87,116	110,516
Other	64,032	68,032
Total Assets	$4,627,686	$4,548,742
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$ 325,424	$ 373,474
Accounts Payable	1,022,549	1,073,032
Accrued Liabilities	475,770	458,528
Total Current Liabilities	1,823,743	1,905,034
Deferred Rent	222,821	233,619
Total Liabilities	2,046,564	2,138,653
Stockholders' Equity:
Preferred Stock, $.10 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.002 par value; 850,000,000 shares authorized; 2,190,158 shares issued and outstanding at July 29, 2001, and 1,520,574 shares issued and outstanding at January 28, 2001	4,380	3,041
Additional Paid-in Capital	7,992,093	7,134,971
Accumulated Deficit	(5,415,351)	(4,727,923)
Total Stockholders' Equity	2,581,122	2,410,089
Total Liabilities & Stockholders' Equity	$4,627,686	$4,548,742

PREMIER CONCEPTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000
(UNAUDITED)
	Three Months Ended July 29, 2001	Three Months Ended July 30, 2000
Total Revenues	2,524,643	2,570,866
Cost of Goods Sold	770,890	788,327
Gross Margin	1,753,753	1,782,539
Operating Expenses:
Personnel	855,543	922,726
Occupancy	681,657	688,322
Other Selling, General and Administrative	392,515	386,075
Depreciation and Amortization	137,099	124,726
Total Operating Expenses	2,066,814	2,121,849
Operating Loss	(313,061)	(339,310)
Other Income (Expenses):
Interest, net	(4,963)	(4,176)
Other	699	4,960
Other, net	(4,264)	784
Net Loss	$ (317,325)	$ (338,526)
Net Loss Per Common Share (Basic and Diluted):	$ (0.21)	$ (0.24)
Weighted Average Shares Outstanding	1,537,268	1,433,619

PREMIER CONCEPTS, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000
(UNAUDITED)
	Six Months Ended July 29, 2001	Six Months Ended July 30, 2000
Total Revenues	4,946,446	5,218,443
Cost of Goods Sold	1,516,555	1,604,997
Gross Margin	3,429,891	3,613,446
Operating Expenses:
Personnel	1,722,981	1,857,165
Occupancy	1,376,839	1,371,129
Other Selling, General and Administrative	734,833	780,246
Depreciation and Amortization	276,623	238,605
Total Operating Expenses	4,111,186	4,247,145
Operating Loss	(681,385)	(633,699)
Other Income (Expenses):
Interest, net	(9,032)	(11,702)
Other	2,989	9,960
Other, net	(6,043)	(1,742)
Net Loss	$ (687,428)	$ (635,441)
Net Loss Per Common Share (Basic and Diluted):	$ (0.45)	$ (0.45)
Weighted Average Shares Outstanding	1,531,888	1,411,614

PREMIER CONCEPTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000
(UNAUDITED)
	Six Months Ended July 29, 2001
		Six Months Ended July 30, 2000
Cash Flows From Operating Activities:
Net Loss	$ (687,428)	$ (635,441)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of stock and warrants issued for services	21,200	4,450
Depreciation and amortization	276,622	238,605
Changes in operating assets and liabilities:
(Increase) decrease in:
Merchandise inventories	(143)	45,996
Other assets	38,191	9,615
Increase (decrease) in:
Accounts payable and accrued liabilities	(33,241)	(103,409)
Other liabilities	(10,798)	7,613
Net cash used by operating activities	(395,597)	(432,571)
Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(10,265)	(141,664)
Capital expenditures for development of website	-	(9,608)
Net cash used by investing activities	(10,265)	(151,272)
Cash Flows From Financing Activities:
Proceeds from exercise of options and warrants	-	724,970
Proceeds from sales of warrants	-	11,847
Increase in restricted cash from exercise of options and warrants, and sale of warrants	-	(741,554)
Decrease in restricted cash for capital expenditures and working capital	-	370,000
Issuance of note payable	26,734	30,538
Payments on notes payable	(74,784)	(47,650)
Net cash provided (used) by financing activities	(48,050)	348,151
Decrease in Cash and Cash Equivalents	(453,912)	(235,692)
Cash & Cash Equivalents, beginning of period	691,693	357,653
Cash & Cash Equivalents, end of period	$ 237,781	$ 121,961
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 18,639	$ 23,898
Non-cash transaction - Common stock issued for services	$ 10,000	$ -
Non-cash transaction - Warrants issued for services	$ 53,000	$ -
Non-cash transaction - Common stock subscriptions	$ 266,511	$ -
Non-cash transaction - Exchange of common stock	$ 528,950	$ -

PREMIER CONCEPTS, INC.
NOTES TO FINANCIAL STATEMENTS
July 29, 2001
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

         Seasonality and Quarterly Fluctuations

         Our faux jewelry chain, operating under the trade names Impostors, Elegant Pretenders and Joli Joli, historically has realized lower sales during the first three quarters which has resulted in incurring operating losses during those quarters. To this end, we have generated an operating loss during the six months ended July 29, 2001 of $681,385, as compared to an operating loss of $633,699 for the six months ended July 30, 2000.

         Our retail business is highly seasonal with our mall locations generating approximately 20% of revenues during the December holiday season. Our 11 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

         Fulfillment Agreement

         On July 29, 2001, the Company entered into an agreement with Con-Tex Silver Imports, Inc., a wholly owned subsidiary of SGD Holdings, Ltd. (see Marketable Equity Securities below), whereby Premier Concepts agreed to purchase at least $2,000,000 worth of jewelry products from Con-Tex in a commitment that will expire in two years, or at such time as Premier fulfills it $2,000,000 purchase commitment, whichever occurs later. Under the agreement, Premier has the right to purchase jewelry products from other sources in the event Con-Tex is unable to satisfy Premier's product requirements and specifications. The agreement is expected to provide opportunities to enhance the Company's product assortment and improve gross margins. In addition, Premier will relocate its distribution center to Con-Tex's facilities in Conroe, Texas from its current location in Aurora, Colorado. It is anticipated that the move of the distribution center will occur during the first quarter of 2002.

         Marketable Equity Securities

         On July 29, 2001, the Company completed a sale of common stock to SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of the Company's common stock for 965,000 shares of SGD Holdings, Ltd. common stock. The Company valued the transaction based on the closing market price of Premier Concepts' common stock on July 27, 2001, as quoted on the Nasdaq Stock Market and the market price of SGD Holdings, Ltd. common stock on the OTC Electronic Bulletin Board. FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified its investment in marketable equity securities at fair value and as available-for-sale securities as a result of the Company's intention to hold the securities indefinitely.  Fair value is defined to be the last closing price for the listed securities.  Unrealized gains and losses based on fluctuations in the market value of the investment securities will be included as an adjustment to equity, unless the securities are considered permanently impaired, at which time an impairment charge would be included in operating results.

         The shares of common stock of SGD Holdings, Ltd. held by the Company are "restricted securities" under Rule 144. In addition, due to the limited and sporadic market for SGD Holdings, Ltd. common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market after the one-year holding period. As a result of this restriction and the limited trading volume the Company believes the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that the Company will realize the recorded value of this investment.

         Because the transaction was consummated on July 29, 2001, and there was no significant difference in market value for the SGD Holdings, Ltd. common stock acquired as compared to the value of the transaction as discussed above, no unrealized gain or loss on the investment was recognized for the period ended July 29, 2001.

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

         Liquidity and Capital Resources - July 29, 2001 Compared to January 28, 2001

         At July 29, 2001 our operating cash balance of $237,781 was approximately 66% less than the cash balance of $691,693 at January 28, 2001.

         On July 27, 2001, we executed subscription agreements with six investors for the private sale of 304,584 shares of our $.002 par value common stock at a price of $0.875 per share. The proceeds of $266,511 will be used to fund our merchandise build-up for the holiday shopping season, as well as provide additional working capital for general purposes. At July 29, 2001, the cash proceeds had not yet been received, and as such are classified as stock subscriptions receivable. Subsequent to July 29, 2001, all the cash funds were received from the private placement investors.

         During the six months ended July 29, 2001, merchandise inventories increased nominally by $143. Merchandise inventories are expected to increase during the third quarter in preparation for the holiday shopping season as discussed above.

         Prepaid expenses and other current assets, which generally includes prepaid operating expenses and accounts receivable, increased by approximately $7,600. Included in prepaid expenses and other current assets is a retainer paid to Infusion Capital Partners, LLC associated with an Investment Banking, Merger and Acquisition Agreement. The Agreement provides for Infusion to act as our non-exclusive financial advisor with respect to assisting the Company in securing a merger or acquisition transaction. The total retainer of $78,000 was paid in cash of $25,000, and a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrant is exercisable for two years and has a value of $53,000. The Agreement terminates on December 31, 2001 and may be extended by mutual consent.

         Also included in prepaid expenses and other current assets is approximately $3,700 representing the remaining imputed value of a warrant to purchase 25,000 shares of common stock at $.875 per share associated with a two year extension of a Management Services Agreement. The agreement provides for certain consulting services including arrangement of possible debt and equity financing, as well as strategic, operational and investment banking advice. On November 1, 1999 the Management Services Agreement was extended an additional two years through December 2002. These costs are being amortized as professional services over the life of the extended agreement.

         As a result of the foregoing, current assets decreased by $179,649 from $2,393,445 at January 28, 2001 to $2,213,796 at July 29, 2001.

         For the six months ended July 29, 2001, accounts payable and accrued expenses decreased $33,241, or approximately 2%, and is attributed primarily to reduced purchasing of merchandise inventory during the second quarter. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

         Notes payable decreased by approximately $48,000. This decrease is the result of regularly scheduled payments made of $74,784. In March 2001, a short-term note in the amount of $8,735 was issued to finance a portion of our commercial liability insurance package. The note bears interest at 10%, requires monthly principal and interest payments of $1,290, and matures on August 15, 2001. Also, in August 2001, a short-term note in the amount of $18,000 was issued to finance our directors' and officers' liability insurance package. The note bears interest at 11.15%, requires monthly principal and interest payments of $2,094, and matures on April 20, 2002.

         Included in notes payable is a bank note with a principal balance of $275,986 at July 29, 2001. The note requires monthly principal and interest payments of $8,000. The note bears interest at the Bank's prime lending rate plus 3%, and matures on December 5, 2001 at which time all unpaid principal and interest are due.

         Also included in notes payable is approximately $9,100 representing the balance of a note payable to a contractor relating to the construction of a store in Palisades Center in West Nyack, New York in 1998. This store was closed in January 2000 due to poor performance. This note requires monthly installments of $1,873 including principal and interest at 10% and matures on December 1, 2001.

         As a result of the foregoing, current liabilities decreased approximately $81,300 from $1,905,034 at January 28, 2001, to $1,823,743 at July 29, 2001. Working capital decreased $98,358 from $488,411 at January 28, 2001 to $390,053 at July 29, 2001.

         During the six months ended July 29, 2001 we invested approximately $10,300 in property and equipment, which generally represents minor repairs and improvements at our store in Tempe, Arizona. This compares to the six months ended July 30, 2000 in which we invested approximately $141,700 in property and equipment. Approximately $98,000 was invested in the development, design and construction of our store at the Aladdin Hotel and Casino in Las Vegas, Nevada, which opened for business on August 17, 2000 and operates under the trade name "Joli-Joli". Also during the six months ended July 30, 2000 we invested approximately $17,500 to upgrade our accounting software and systems at our corporate offices in Aurora, Colorado.

         Based on the foregoing, property and equipment, net of accumulated depreciation, decreased $236,757, from $1,938,515 at January 28, 2001, to $1,701,758 at July 29, 2001.

         On July 29, 2001, we completed an exchange of common stock with SGD Holdings, Ltd.  The non-cash transaction resulted in the exchange of 355,000 shares of our $.002 par value common stock for 965,000 shares of SGD Holdings, Ltd. common stock.  The transaction was valued based on the closing market price of Premier Concepts' common stock on July 27, 2001, as quoted on the Nasdaq Stock Market.  We have classified the investment at fair value and as available-for-sale securities as a result of our intention to hold the securities indefinitely.  Fair value is defined to be the last closing price for the listed securities.  Unrealized gains and losses based on fluctuations in the trading value of the investment securities will be included as an adjustment to equity, unless the securities are considered permanently impaired, at which time an impairment charge would be included in operating results.  Due to the size of the investment and its limited trading volume, there can be no assurance that the Company will realize the recorded value.  Also see "Marketable Equity Securities" in the "Notes to Financial Statements" above.

         In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform from which we showcase existing and new product concepts. The new site was launched on May 30, 2000. At July 29, 2001, we had a net investment of $87,116 (net of accumulated amortization of $54,600) in the "impostors.com" website. The investment is being amortized over three years.

         Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $32,034 at July 29, 2001.

         Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $64,032 at July 29, 2001 decreased $4,000 from the January 28, 2001 balance of $68,032 as a result of the return of a lease security deposit for our former store in Tucson, Arizona, which was closed in January 2001.

         Deferred rent decreased $10,798 from $233,619 at January 28, 2001, to $222,821 at July 29, 2001, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

         As discussed above, on July 27, 2001 we executed subscription agreements with six investors for the private sale of 304,584 shares of our $.002 par value common stock at a price of $0.875 per share. Also as discussed above, on July 29, 2001 we completed the sale of common stock to SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of our $.002 par value common stock for 965,000 shares of SGD Holdings, Ltd. common stock. The transaction was valued based on the closing market price of Premier Concepts' common stock on July 27, 2001, as quoted on the Nasdaq Stock Market and the market price of SGD Holdings, Ltd. common stock as quoted on the OTC Electronic Bulletin Board.

         Also as discussed above, a warrant for the purchase of 75,000 shares of common stock at an exercise price of $1.00 per share was issued as a retainer to Infusion Capital Partners, LLC, associated with an Investment Banking, Merger and Acquisition Agreement. The value of the warrant was $53,000 as determined by the Black-Scholes pricing model using a two year term, a volatility index of 145%, and a risk free interest rate of 4.41%.

         In March 2001, a director and an officer each received 5,000 shares of the Company's common stock as additional compensation for services. The total value of the shares issued was $10,000.

         As a result of the foregoing, common stock increased $1,339, from $3,041 (1,520,574 shares outstanding) at January 28, 2001, to $4,380 (2,190,158 shares outstanding at July 29, 2001). Additional paid in capital increased $857,122 from $7,134,971 at January 28, 2001 to $7,992,093 at July 29, 2001.

         As a result of the net loss for the six months ended July 29, 2001 of $687,428, the accumulated deficit increased from $4,727,923 at January 28, 2001 to $5,415,351 at July 29, 2001. Considering the net loss and the equity transactions as discussed above, total stockholders' equity increased $171,033 from $2,410,089 at January 28, 2001 to $2,581,122 at July 29, 2001.

         Net cash used by operating activities was $395,597 for the six months ended July 29, 2001, compared with $432,571 for the six months ended July 30, 2000. The change of approximately $37,000 is attributed primarily to reduced purchasing of merchandise inventory during the second quarter as discussed above.

         Net cash used by investing activities was $10,265 for the six months ended July 29, 2001 compared with $151,272 for the six months ended July 30, 2000. The change of approximately $141,000 is attributable to our investments in the new store at the Aladdin Hotel and Casino in Las Vegas, Nevada, and our website during the six months ended July 30, 2000, as discussed above.

         Net cash used by financing activities for the six months ended July 29, 2001 was $48,050, and represents the issuance of a note payable to finance our directors' and officers' liability insurance package, and regularly scheduled payments on other notes payable. This compares to net cash provided by financing activities of $348,151 for the six months ended July 30, 2000, which primarily represents the release of $370,000 of restricted cash that was being held in escrow. During the six months ended July 30, 2000, we received approximately $740,000 from exercises of various options and warrants. As part of the Agreement and Plan of Merger with AmazeScape.com, these funds were held in an escrow account until the termination of the proposed merger in October 2000. Up to the time of the termination of the proposed merger, these funds were classified as restricted cash.

         The foregoing resulted in a decrease of $453,912 in our operating cash position from $691,693 at January 28, 2001 to $237,781 at July 29, 2001. This compares with a decrease in cash of $235,692 from $357,653 at January 30, 2000, to $121,961 at July 30, 2000.

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

Results of Operations - Three Months Ended July 29, 2001 Compared to Three Months Ended July 30, 2000

         Set forth below is selected summary financial data derived from the financial statements and financial records.
	Three Months Ended July 29, 2001	Three Months Ended July 30, 2000
Statements of Operations Data:
Total Revenues	$ 2,524,643	$ 2,570,866
Operating loss	(313,061)	(339,310)
Net loss	(317,325)	(338,526)
Net loss per common share	(.21)	(.24)
Weighted average shares outstanding	1,537,268	1,433,619
Statistical Data:
Store revenues	$ 2,516,998	$ 2,566,617
Store gross margin	1,750,327	1,781,711
Store operating expenses	1,636,037	1,702,305
Store operating profit	114,290	79,406
Corporate overhead operating expenses	413,436	409,484
Gross margin percentage	69.5%	69.3%
Comparable same store sales (30 stores)	2,396,980	2,424,104
Comparable same store sales growth	-1.1%	2.2%

         Total revenues for the three months ended July 29, 2001 were $2,524,643 as compared to $2,570,866 for the comparable period ended July 30, 2000, a decrease of $46,223, or 1.8%. Comparable same store sales were $2,396,980 for the three months ended July 29, 2001 as compared to $2,424,104 for the comparable period ended July 30, 2000, a decrease of approximately $27,100, or 1.1%. The comparable same store sales decrease is attributed to our tourist locations which experienced a decline of approximately $50,000, or 4.8% as a group. These stores are located in San Francisco, California, Las Vegas, Nevada, New Orleans, Louisiana, and southern Florida. Non-same store sales of approximately $120,000 and $142,500 for the three months ended July 29, 2001, and July 30, 2000, respectively, are attributed to our new store at the Aladdin Hotel and Casino in Las Vegas Nevada, and three stores closed during the year ended January 28, 2001:

         Aladdin Hotel and Casino, Las Vegas, NV - opened August 17, 2000;
         Tyson's Corner, McLean, VA - closed June 27, 2000 upon expiration of lease;
         Main Place, Santa Ana, CA - closed September 19, 2000 upon expiration of lease; and,
         Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease.

         Also included in total revenues are approximately $7,600 and $4,200 for the quarters ended July 29, 2001 and July 30, 2000, respectively. These revenues generally represent sales generated from our website.

         For the three months ended July 29, 2001, cost of goods sold was $770,890 and the gross margin was $1,753,753, or 69.5%. For the three months ended July 30, 2000, cost of goods sold was $788,327 and the gross margin was $1,782,539, or 69.3%. Also included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $21,337, or .85% of total revenue for the quarter ended July 29, 2001. This compares with freight charges of $25,593, or 1.0% of total revenue for the quarter ended July 30, 2000.

         Total operating expenses were $2,066,814 for the quarter ended July 29, 2001, compared to $2,121,849 for the quarter ended July 30, 2000, or 81.9% and 82.5% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $855,543, or 33.9% of revenues, and $922,726, or 35.9% of revenues for the quarters ended July 29, 2001, and July 30, 2000, respectively, a decrease of approximately $67,200. This decrease is attributed primarily to operating two fewer stores during the quarter ended July 29, 2001, than during the comparable quarter ended July 30, 2000. Total personnel costs for our corporate personnel were approximately $214,800 and $225,200 for the quarters ended July 29, 2001, and July 30, 2000, respectively, representing a slight decrease of approximately $10,000.

         Occupancy costs of $681,657, and $688,322, are included in total operating expenses for the three months ended July 29, 2001 and July 30, 2000, respectively. The decrease of approximately $6,700 reflects rent savings from the three stores closed as discussed above, and rent expenses for our new store at the Aladdin Hotel and Casino.

         Other selling, general and administrative expenses of $392,515 and $386,075 are included in total operating expenses for the quarters ended July 29, 2001 and July 30, 2000, respectively, representing an increase of approximately $6,400. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:
	Three Months Ended July 29, 2001		Three Months Ended July 30, 2000
Advertising and promotion	$ 51,328	2.0%	$ 51,332	2.0%
Banking fees	56,747	2.2%	61,392	2.4%
Merchandise distribution	17,930	0.7%	40,284	1.6%
Repairs and rentals	17,566	0.7%	15,273	0.6%
Property insurance, fees, and taxes	36,143	1.4%	35,122	1.4%
Professional service fees	67,075	2.7%	30,329	1.2%
Supplies and product packaging	43,442	1.7%	49,381	1.9%
Telephone and utilities	53,061	2.1%	46,289	1.8%
Travel	32,930	1.3%	41,564	1.6%
Other	16,293	0.6%	15,109	0.6%
	$ 392,515	15.5%	$ 386,075	15.0%

         Included in total operating expenses are corporate overhead expenses of $413,436, or 16.4% of total revenues, for the three months ended July 29, 2001, as compared to $409,484, or 15.9% of total revenues, for the three months ended July 30, 2000, representing a slight net increase of $4,000 for the comparable period. The net increase in operating expenses is attributed to legal fees incurred in our efforts to re-negotiate certain leases on under-performing store locations. The $22,354 decrease in merchandise distribution expenses is attributed to changes implemented in our merchandise distribution strategy during the first quarter. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

         Also included in total operating expenses are depreciation and amortization expenses that were $137,099 and $124,726 for the quarters ended July 29, 2001 and July 30, 2000, respectively. Included in depreciation and amortization is amortization of our website investment in the amounts of $11,700 and $7,800 for the quarters ended July 29, 2001, and July 30, 2000, respectively. Total depreciation expense relating to our property and equipment was $125,399 and $116,926 for the quarters ended July 29, 2001, and July 30, 2000, respectively, an increase of approximately $8,500 and is primarily attributed to our new store at the Aladdin Hotel and Casino in Las Vegas, as well as our store at Harbor Place in Baltimore, Maryland which was remodeled in 2000.

         As a result of the foregoing, the loss from operations for the quarter ended July 29, 2001 was $313,061, as compared with a loss from operations for the quarter ended July 30, 2000 of $339,310, a decrease of $26,249.

         Interest expense was $8,143 and $12,062 for the quarters ended July 29, 2001, and July 30, 2000, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $3,180 and $7,886 for the quarters ended July 29, 2001, and July 30, 2000, respectively, and results from the daily investing of available cash balances.

         Other income was $699 and $4,960 for the quarters ended July 29, 2001, and July 30, 2000, respectively. Included in other income is $5,000 for the three months ended July 29, 2001 and July 30, 2000, for license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2001, and are renewable at our option.

         Based on the foregoing, the net loss for the three months ended July 29, 2001 was $317,325, which translates to a net loss per share of $(0.21) based on 1,537,268 weighted average shares outstanding. This compares with a net loss for the three months ended July 30, 2000 of $338,526, or $(0.24) per share, based on 1,433,619 weighted average shares outstanding as of that date.

Results of Operations - Six Months Ended July 29, 2001 Compared to Six Months Ended July 30, 2000

         Set forth below is selected summary financial data derived from the financial statements and financial records.
	Six Months Ended July 29, 2001	Six Months Ended July 30, 2000
Statements of Operations Data:
Total Revenues	$ 4,946,446	$ 5,218,443
Operating loss	(681,385)	(633,699)
Net loss	(687,428)	(635,441)
Net loss per common share	(.45)	(.45)
Weighted average shares outstanding	1,531,888	1,411,614
Statistical Data:
Store revenues	$ 4,932,364	$ 5,211,616
Store gross margin	3,425,061	3,613,655
Store operating expenses	3,287,964	3,418,316
Store operating profit	137,098	195,339
Corporate overhead operating expenses	791,578	818,541
Gross margin percentage	69.3%	69.2%
Comparable same store sales (30 stores)	4,681,156	4,887,240
Comparable same store sales growth	-4.2%	2.4%

          Total revenues for the six months ended July 29, 2001 were $4,946,446 as compared to $5,218,443 for the comparable period ended July 30, 2000, a decrease of $271,997, or 5.2%. Comparable same store sales were $4,681,156 for the six months ended July 29, 2001 as compared to $4,887,240 for the comparable period ended July 30, 2000, a decrease of approximately $206,100, or 4.2%. The comparable same store sales decrease is attributed to our tourist locations which experienced a decline of approximately $238,000, or 11% as a group. These stores are located in San Francisco, California, Las Vegas, Nevada, New Orleans, Louisiana, and southern Florida. Non-same store sales of approximately $248,200 and $324,377 for the six months ended July 29, 2001, and July 30, 2000, respectively, are attributed to our new store at the Aladdin Hotel and Casino in Las Vegas Nevada, and three stores closed during the year ended January 28, 2001:

          Aladdin Hotel and Casino, Las Vegas, NV - opened August 17, 2000;
           Tyson's Corner, McLean, VA - closed June 27, 2000 upon expiration of lease;
           Main Place, Santa Ana, CA - closed September 19, 2000 upon expiration of lease; and,
          Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease.

          Also included in total revenues are approximately $14,100 and $6,800 for the six months ended July 29, 2001 and July 30, 2000, respectively. These revenues generally represent sales generated from our website.

          For the six months ended July 29, 2001, cost of goods sold was $1,516,555 and the gross margin was $3,429,891, or 69.3%. For the six months ended July 30, 2000, cost of goods sold was $1,604,997 and the gross margin was $3,613,446, or 69.2%. Also included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $41,804, or .85% of total revenue for the six months ended July 29, 2001. This compares with freight charges of $51,981, or 1.0% of total revenue for the six months ended July 30, 2000.

          Total operating expenses were $4,111,186 for the six months ended July 29, 2001, compared to $4,247,145 for the six ended July 30, 2000, or 83.1% and 81.4% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $1,722,891, or 34.8% of revenues, and $1,857,165, or 35.6% of revenues for the six months ended July 29, 2001, and July 30, 2000, respectively, a decrease of approximately $134,000. This decrease is attributed primarily to operating two fewer stores during the six months ended July 29, 2001, than during the comparable quarter ended July 30, 2000. Total personnel costs for our corporate personnel were approximately $448,900 and $445,500 for the quarters ended July 29, 2001, and July 30, 2000, respectively, representing a slight increase of approximately $3,400.

          Occupancy costs of $1,376,839, and $1,371,129, are included in total operating expenses for the six months ended July 29, 2001 and July 30, 2000, respectively. The increase of approximately $5,700 reflects rent savings from the three stores closed as discussed above, rent expenses for our new store at the Aladdin Hotel and Casino, as well as regular scheduled incremental minimum rent increases for several store locations during the first quarter.

          Other selling, general and administrative expenses of $734,833 and $780,246 are included in total operating expenses for the six months ended July 29, 2001 and July 30, 2000, respectively, representing a decrease of approximately $45,400. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:
	Six Months Ended July 29, 2001		Six Months Ended July 30, 2000
Advertising and promotion	$ 93,776	1.8%	$ 101,329	2.0%
Banking fees	109,372	2.1%	122,255	2.5%
Merchandise distribution	38,244	0.7%	82,051	1.7%
Repairs and rentals	31,864	0.6%	33,110	0.7%
Property insurance, fees, and taxes	67,318	1.3%	66,828	1.4%
Professional service fees	102,459	2.0%	69,034	1.4%
Supplies and product packaging	97,410	1.9%	107,804	2.2%
Telephone and utilities	100,599	1.9%	96,686	2.0%
Travel	60,602	1.2%	76,417	1.5%
Other	33,189	0.6%	24,732	0.5%
	$734,833	14.1%	$780,246	15.8%

         Included in total operating expenses are corporate overhead expenses of $791,578, or 16.0% of total revenues, for the six months ended July 29, 2001, as compared to $818,541, or 15.7% of total revenues, for the six months ended July 30, 2000, representing a decrease of approximately $27,000 for the comparable period. The net decrease in operating expenses is attributed to savings of approximately $43,800 resulting from changes implemented in our merchandise distribution strategy during the first quarter. Increases in professional service fees reflect our efforts to re-negotiate certain leases on under-performing store locations. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

         Also included in total operating expenses are depreciation and amortization expenses that were $276,623 and $238,605 for the six months ended July 29, 2001 and July 30, 2000, respectively. Included in depreciation and amortization is amortization of our website investment in the amounts of $23,400 and $7,800 for the six months ended July 29, 2001, and July 30, 2000, respectively. Total depreciation expense relating to our property and equipment was $253,223 and $230,805 for the six months ended July 29, 2001, and July 30, 2000, respectively, an increase of approximately $22,400 and is primarily attributed to our new store at the Aladdin Hotel and Casino in Las Vegas, as well as our store at Harbor Place in Baltimore, Maryland which was remodeled in 2000.

         As a result of the foregoing, the loss from operations for the six months ended July 29, 2001 was $681,385, as compared with a loss from operations for the six months ended July 30, 2000 of $633,699, an increase of $47,686.

         Interest expense was $17,776 and $23,968 for the six months ended July 29, 2001, and July 30, 2000, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $8,744 and $12,264 for the six months ended July 29, 2001, and July 30, 2000, respectively, and results from the daily investing of available cash balances.

         Other income was $2,989 and $9,960 for the six months ended July 29, 2001, and July 30, 2000, respectively, Included in other income is $7,500 and $10,000 for the six months ended July 29, 2001 and July 30, 2000, respectively, of license fees associated with extension agreements that will allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2001, and are renewable at our option.

         Based on the foregoing, the net loss for the six months ended July 29, 2001 was $687,428, which translates to a net loss per share of $(0.45) based on 1,531,888 weighted average shares outstanding. This compares with a net loss for the six months ended July 30, 2000 of $635,441, or $(0.45) per share, based on 1,411,614 weighted average shares outstanding as of that date.

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

Item 2.      Changes in Securities

         None

Item 3.      Default Upon Senior Securities

         None

Item 4.      Submission of Matters to a Vote of Security Holders

         The Company's 2000 Annual Meeting of Shareholders was held on June 29, 2001. At the meeting the following matters were acted upon:
1.	Election of Directors:
		Votes for	Votes against	Abstentions
	Sissel Eckenhausen	1,368,099	687	7,883
	William Nandor	1,368,099	687	7,883
	John Gerber	1,368,099	687	7,883
	Gary Wolf	1,368,099	687	7,883
2.	To increase the number of shares of common stock issuable under our 1993 Stock Incentive Plan from 165,000 to 300,000:
		Votes for	Votes against	Abstentions
		622,739	40,484	1,420
3.	To ratify the selection of our independent public accountants:
		Votes for	Votes against	Abstentions
		1,367,709	3,920	5,040

Item 5.      Other Information

         None

Item 6.      Exhibits and Reports on Form 8-K
Exhibits:
1.0	Form of Securities Purchase Agreement for Investors
2.0	Securities Purchase Agreement between the Company and SGD Holdings, Ltd.
3.0	Exclusive Master Purchase Order And Fulfillment Agreement

         Reports on Form 8-K:

         None

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PREMIER CONCEPTS, INC.
Dated: September 12, 2001	By: /s/ Sissel Eckenhausen Sissel Eckenhausen, President
Dated: September 12, 2001	By: /s/ Todd Huss Todd Huss, Chief Financial Advisor, Principal Accounting Officer