Form 10QSB
period 2001-10-28
PREMIER CONCEPTS INC /CO/
filed 2001-12-12
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2001

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

________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

As of December 11, 2001, the Registrant had 2,190,158 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [   ]  No [X]

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

       The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying balance sheet at October 28, 2001, statements of operations for the three and nine months ended October 28, 2001, and October 29, 2000, and statements of cash flows for the nine months ended October 28, 2001, and October 29, 2000 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The interim financial statements are not necessarily indicative of results of operations expected for the fiscal year. The balance sheet as of January 28, 2001 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Premier Concepts Form 10-KSB for the year ended January 28, 2001.

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

PREMIER CONCEPTS, INC.
BALANCE SHEETS
AS OF OCTOBER 28, 2001 AND JANUARY 28, 2001
(UNAUDITED)
	October 28, 2001	January 28, 2001
ASSETS
Current Assets:
Cash & Cash Equivalents	$ 209,508	$ 691,693
Merchandise Inventories	1,453,607	1,515,879
Prepaid Expenses & Other Current Assets	149,302	185,873
Total Current Assets	1,812,417	2,393,445
Property and Equipment, net	1,685,338	1,938,515
Other Assets:
Marketable Equity Securities	492,150	-
Trademarks, net	28,934	38,234
Website Development Costs, net	75,416	110,516
Other	64,032	68,032
Total Assets	$4,158,287	$4,548,742
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$ 292,370	$ 373,474
Accounts Payable	1,012,241	1,073,032
Accrued Liabilities	506,403	458,528
Total Current Liabilities	1,811,014	1,905,034
Deferred Rent	228,777	233,619
Total Liabilities	2,039,791	2,138,653
Stockholders' Equity:
Preferred Stock, $.10 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.002 par value, 850,000,000 shares authorized; 2,190,158 shares issued and outstanding at October 28, 2001, and 1,520,574 shares issued and outstanding at January 28, 2001	4,380	3,041
Additional Paid-in Capital	7,992,093	7,134,971
Loss on investment available for sale	(36,800)	-
Accumulated Deficit	(5,841,177)	(4,727,923)
Total Stockholders' Equity	2,118,496	2,410,089
Total Liabilities & Stockholders' Equity	$ 4,158,287	$ 4,548,742

PREMIER CONCEPTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000
(UNAUDITED)
	Three Months Ended October 28, 2001	Three Months Ended October 29, 2000
Total Revenues	2,235,822	2,536,146
Cost of Goods Sold	709,337	781,253
Gross Margin	1,526,485	1,754,893
Operating Expenses:
Personnel	789,957	874,372
Occupancy	718,763	691,520
Other Selling, General and Administrative	333,807	411,445
Depreciation and Amortization	136,108	134,749
Total Operating Expenses	1,978,635	2,112,086
Operating Loss	(452,150)	(357,193)
Other Income (Expenses):
Merger costs	-	(173,287)
Interest, net	(4,083)	(7,035)
Other	30,407	4,368
Other, net	26,324	(175,954)
Net Loss	(425,826)	(533,147)
Unrealized loss on investments available for sale	(36,800)	-
Comprehensive Loss	$ (462,626)	$ (533,147)
Net Loss Per Common Share (Basic and Diluted):	$ (0.19)	$ (0.37)
Weighted Average Shares Outstanding	2,190,158	1,433,619

PREMIER CONCEPTS, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000
(UNAUDITED)
	Nine Months Ended October 28, 2001	Nine Months Ended October 29, 2000
Total Revenues	7,182,268	7,754,589
Cost of Goods Sold	2,225,892	2,386,250
Gross Margin	4,956,376	5,368,339
Operating Expenses:
Personnel	2,512,938	2,731,537
Occupancy	2,095,602	2,062,649
Other Selling, General and Administrative	1,068,640	1,191,691
Depreciation and Amortization	412,731	373,354
Total Operating Expenses	6,089,911	6,359,231
Operating Loss	(1,133,535)	(990,892)
Other Income (Expenses):
Merger costs	-	(173,287)
Interest, net	(13,115)	(18,737)
Other	33,396	14,328
Other, net	20,281	(177,696)
Net Loss	(1,113,254)	(1,168,588)
Unrealized loss on investments available for sale	(36,800)	-
Comprehensive Loss	$(1,150,054)	$(1,168,588)
Net Loss Per Common Share (Basic and Diluted):	$ (0.64)	$ (0.82)
Weighted Average Shares Outstanding	1,751,311	1,418,949

PREMIER CONCEPTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000
(UNAUDITED)
	Nine Months Ended	Nine Months Ended
	October 28, 2001	October 29, 2000
Cash Flows From Operating Activities:
Net Loss	$ (1,113,254)	$ (1,168,588)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of stock and warrants issued for services	23,425	6,675
Depreciation and amortization	412,730	373,354
Changes in operating assets and liabilities:
(Increase) decrease in:
Merchandise inventories	62,272	146,128
Other assets	80,145	140,058
Increase (decrease) in:
Accounts payable and accrued liabilities	(12,916)	(19,695)
Other liabilities	(4,842)	11,589
Net cash used by operating activities	(552,440)	(510,479)
Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(115,152)	(261,855)
Capital expenditures for development of website	-	(10,658)
Net cash used by investing activities	(115,152)	(272,513)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	266,511	-
Proceeds from exercise of options and warrants	-	724,970
Proceeds from sales of warrants	-	11,847
Increase in restricted cash from exercise of options and warrants, and sale of warrants	-	(743,658)
Decrease in restricted cash for capital expenditures and working capital	-	846,561
Issuance of note payable	26,734	60,815
Payments on notes payable	(107,838)	(66,683)
Net cash provided by financing activities	185,407	833,852
Increase (decrease) in Cash and Cash Equivalents	(482,185)	50,860
Cash & Cash Equivalents, beginning of period	691,693	357,653
Cash & Cash Equivalents, end of period	$ 209,508	$ 408,513
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 25,858	34,487
Non-cash transaction - Common stock issued for services	$ 10,000	$ -
Non-cash transaction - Warrants issued for services	$ 53,000	$ -
Non-cash transaction - Exchange of common stock	$ 528,950	$ -

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

       Seasonality and Quarterly Fluctuations

       Our faux jewelry chain, operating under the trade names Impostors, Elegant Pretenders and Joli Joli, historically has realized lower sales during the first three quarters which has resulted in incurring operating losses during those quarters. To this end, we have generated an operating loss during the nine months ended October 28, 2001 of $1,133,535, as compared to an operating loss of $990,892 for the nine months ended October 29, 2000.

       Our retail business is highly seasonal with our mall locations generating approximately 20% of revenues during the December holiday season. Our 11 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

       Fulfillment Agreement

       On July 29, 2001, the Company entered into an agreement with Con-Tex Silver Imports, Inc., a wholly owned subsidiary of SGD Holdings, Ltd. (see Marketable Equity Securities below), whereby Premier Concepts agreed to purchase at least $2,000,000 worth of jewelry products from Con-Tex in a commitment that will expire in two years, or at such time as Premier fulfills it $2,000,000 purchase commitment, whichever occurs later. Under the agreement, Premier has the right to purchase jewelry products from other sources in the event Con-Tex is unable to satisfy Premier's product requirements and specifications. The agreement is expected to provide opportunities to enhance the Company's product assortment and improve gross margins. The Agreement calls for the relocation of the Company's distribution center from its current location in Aurora, Colorado, to Con-Tex's facilities in Conroe, Texas. No timetable has been set for the relocation.

       Marketable Equity Securities

       On July 29, 2001, the Company completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of the Company's common stock for 965,000 shares of SGD Holdings, Ltd. common stock. The Company valued the transaction based on the closing market price of Premier Concepts' common stock on July 27, 2001, as quoted on the Nasdaq Stock Market. FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified its investment in marketable equity securities at fair value and as available-for-sale securities as a result of the Company's intention to hold the securities indefinitely. Fair value is defined to be the last closing price for the listed securities. Unrealized gains and losses based on fluctuations in the market value of the investment securities will be included as an adjustment to equity, unless the securities are considered permanently impaired, at which time an impairment charge would be included in operating results.

       The Company believes the investment is restricted from sale in the open market under Section 144. In addition, due to the limited trading volume of SGD Holdings, Inc. common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market after the one-year holding period. As a result of this restriction and the limited trading volume the Company believes the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that the Company will realize the recorded value of this investment.

       For the quarter ended October 28, 2001, the Company recorded an unrealized loss on this investment of $36,800 based on the trading value of the investment as of October 28, 2001.
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

Liquidity and Capital Resources - October 28, 2001 Compared to January 28, 2001

       At October 28, 2001 our operating cash balance of $209,508 was approximately 70% less than the cash balance of $691,693 at January 28, 2001.

       On July 27, 2001, we executed private placement agreements with six investors for the sale of 304,584 shares of our $.002 par value common stock at a price of $0.875 per share. The proceeds of $266,511 are being used to fund our merchandise build-up for the holiday shopping season, as well as providing additional working capital for general purposes.

       During the nine months ended October 28, 2001, merchandise inventories decreased by $62,272, from $1,515,879 at January 28, 2001, to $1,453,607 at October 28, 2001. Merchandise inventories are expected to increase during the fourth quarter in preparation for the holiday shopping season as discussed above.

       Prepaid expenses and other current assets, which generally includes prepaid operating expenses and accounts receivable, decreased by approximately $36,600. Included in prepaid expenses and other current assets is a retainer paid to Infusion Capital Partners, LLC associated with an Investment Banking, Merger and Acquisition Agreement. The Agreement provides for Infusion to act as our non-exclusive financial advisor with respect to assisting the Company in securing a merger or acquisition transaction. The total retainer of $78,000 was paid in cash of $25,000, and a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrant is exercisable for two years and has a value of $53,000. The Agreement terminates on December 31, 2001 and may be extended by mutual consent.

       Also included in prepaid expenses and other current assets is approximately $1,500 representing the remaining imputed value of a warrant to purchase 25,000 shares of common stock at $.875 per share associated with a two year extension of a Management Services Agreement. The agreement provides for certain consulting services including arrangement of possible debt and equity financing, as well as strategic, operational and investment banking advice. On November 1, 1999 the Management Services Agreement was extended an additional two years through December 2002. These costs are being amortized as professional services over the life of the extended agreement.

       As a result of the foregoing, current assets decreased by $581,028 from $2,393,445 at January 28, 2001 to $1,812,417 at October 28, 2001.

       For the nine months ended October 28, 2001, accounts payable and accrued expenses decreased nominally by $12,916, or approximately 1%. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

       Notes payable decreased by approximately $81,000. This decrease is primarily the result of regularly scheduled payments made of $107,838. In August 2001, a short-term note in the amount of $18,000 was issued to finance our directors' and officers' liability insurance package. The note bears interest at 11.15%, requires monthly principal and interest payments of $2,094, and matures on April 20, 2002.

       Included in notes payable is a bank note with a principal balance of $258,576 at October 28, 2001. The note required monthly principal and interest payments of $8,000. The note bore interest at the Bank's prime lending rate plus 3%, and matured on December 5, 2001. On December 5, 2001, the note was renewed for a thirteen month extension under identical terms. The renewed note matures on January 5, 2003, at which time all unpaid principal and interest are due.

       Also included in notes payable is approximately $9,100 representing the balance of a note payable to a contractor relating to the construction of a store in Palisades Center in West Nyack, New York in 1998. This store was closed in January 2000 due to poor performance. This note required monthly installments of $1,873 including principal and interest at 10% and matured on December 1, 2001. Discussions are ongoing to settle this note with the contractor.

       As a result of the foregoing, current liabilities decreased approximately $94,000 from $1,905,034 at January 28, 2001, to $1,811,014 at October 28, 2001. Working capital decreased $487,008 from $488,411 at January 28, 2001 to $1,403 at October 28, 2001.

       During the nine months ended October 28, 2001 we invested $115,152 in property and equipment. Approximately $95,000 was invested in the design and construction of our newly remodeled store at the White Flint Mall in Kensington, Maryland. The remaining investments of approximately $20,000 generally represent minor repairs and improvements at our store in Tempe, Arizona, and our store at The Rio Hotel and Casino in Las Vegas, Nevada. This compares to the nine months ended October 29, 2000 in which we invested approximately $262,000 in property and equipment. Approximately $219,000 was invested in the development, design and construction of our store at the Aladdin Hotel and Casino in Las Vegas, Nevada, which opened for business on August 17, 2000 and operates under the trade name "Joli-Joli." In addition, during the nine months ended October 29, 2000, we invested approximately $7,000 to remodel our Impostors store at Harbor Place in Baltimore, Maryland, and approximately $24,000 to upgrade our accounting software and systems at our corporate offices in Aurora, Colorado.

       Based on the foregoing, property and equipment, net of accumulated depreciation, decreased $253,177, from $1,938,515 at January 28, 2001, to $1,685,338 at October 28, 2001.

       On July 29, 2001, we completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of our $.002 par value common stock for 965,000 shares of SGD Holdings, Ltd. common stock. The transaction was valued based on the closing market price of Premier Concepts' common stock on July 27, 2001, as quoted on the Nasdaq Stock Market. We have classified the investment at fair value and as available-for-sale securities as a result of our intention to hold the securities indefinitely. Fair value is defined to be the last closing price for the listed securities. Unrealized gains and losses based fluctuations in the trading value of the investment securities are included as an adjustment to equity, unless the securities are considered permanently impaired, at which time an impairment charge would be included in operating results. Based on the closing price of the listed securities on Friday, October 26, 2001, an adjustment to the investment of $36,800 was recorded in equity as an unrealized loss on this investment available for sale. Due to the size of the investment and its limited trading volume, there can be no assurance that the Company will realize the recorded value. Also see "Marketable Equity Securities" in the "Notes to Financial Statements" above.

       In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform from which we showcase existing and new product concepts. The new site was launched on May 30, 2000. At October 28, 2001, we had a net investment of $75,416 (net of accumulated amortization of $66,300) in the impostors.com website. The investment is being amortized over three years.

       Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $28,934 at October 28, 2001.

       Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $64,032 at October 28, 2001 decreased $4,000 from the January 28, 2001 balance of $68,032 as a result of the return of a lease security deposit for our former store in Tucson, Arizona, which was closed in January 2001.

       Deferred rent decreased $4,842 from $233,619 at January 28, 2001, to $228,777 at October 28, 2001, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

       As discussed above, on July 27, 2001 we executed private placement agreements with six investors for the sale of 304,584 shares of our $.002 par value common stock at a price of $0.875 per share. Also as discussed above, on July 29, 2001 we completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of our $.002 par value common stock for 965,000 shares of SGD Holdings, Ltd. common stock.

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

       As a result of the foregoing, common stock increased $1,339, from $3,041 (1,520,574 shares outstanding at January 28, 2001), to $4,380 (2,190,158 shares outstanding at October 28, 2001). Additional paid in capital increased $857,122 from $7,134,971 at January 28, 2001 to $7,992,093 at October 28, 2001.

       As a result of the net loss for the nine months ended October 28, 2001 of $1,113,254, the accumulated deficit increased from $4,727,923 at January 28, 2001 to $5,841,177 at October 28, 2001. Considering the net loss and the equity transactions as discussed above, total stockholders' equity decreased $291,593 from $2,410,089 at January 28, 2001 to $2,118,496 at October 28, 2001.

       Net cash used by operating activities was $552,440 for the nine months ended October 28, 2001, compared with $510,479 for the nine months ended October 28, 2000. The change of approximately $42,000 is attributed primarily to reduced purchasing of merchandise inventory during the second and third quarters.

       Net cash used by investing activities was $115,152 for the nine months ended October 28, 2001 compared with $272,513 for the nine months ended October 29, 2000. The change of approximately $157,000 is attributable to our investments in the recently remodeled store in Kensington, Maryland, as compared to the construction or our store at the Aladdin Hotel and Casino in Las Vegas, Nevada, and our website during the nine months ended October 29, 2000, as discussed above.

       Net cash provided by financing activities for the nine months ended October 28, 2001 was $185,407, and represents the sale of common stock in a private placement completed in August 2001, the issuance of a note payable to finance our directors' and officers' liability insurance package, and regularly scheduled payments on other notes payable, all as discussed above. This compares to net cash provided by financing activities of $833,852 for the nine months ended October 29, 2000, which primarily represents the release of approximately $847,000 of restricted cash that was being held in escrow. During the nine months ended October 29, 2000, we received approximately $744,000 from exercises of various options and warrants. As part of the Agreement and Plan of Merger with AmazeScape.com, these funds were held in an escrow account until the termination of the proposed merger in October 2000. Up to the time of the termination of the proposed merger, these funds were classified as restricted cash.

       The foregoing resulted in a decrease of $482,185 in our operating cash position from $691,693 at January 28, 2001 to $209,508 at October 28, 2001. This compares with an increase in cash of $50,860 from $357,653 at January 30, 2000, to $408,513 at October 29, 2000.

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

Results of Operations - Three Months Ended October 28, 2001 Compared to Three Months Ended October 29, 2000

       Set forth below is selected summary financial data derived from the financial statements and financial records.
	Three Months Ended October 28, 2001	Three Months Ended October 29, 2000
Statements of Operations Data:
Total Revenues	$2,235,822	$2,536,146
Operating loss	(452,150)	(357,193)
Net loss	(425,826)	(533,147)
Net loss per common share	(.19)	(.37)
Weighted average shares outstanding	2,190,158	1,433,619
Statistical Data:
Store revenues	$2,226,306	$2,528,908
Store gross margin	1,521,484	1,751,583
Store operating expenses	1,596,072	1,687,513
Store operating profit (loss)	(74,587)	64,070
Corporate overhead operating expenses	366,336	409,920
Gross margin percentage	68.3%	69.2%
Comparable same store sales (28 stores)	2,025,875	2,194,453
Comparable same store sales growth	-7.7%	-7.9%

       Total revenues for the three months ended October 28, 2001 were $2,235,822 as compared to $2,536,146 for the comparable period ended October 29, 2000, a decrease of $300,324, or 11.8%. Comparable same store sales were $2,025,875 for the three months ended October 28, 2001, as compared to $2,194,453 for the comparable period ended October 29, 2000, a decrease of approximately $168,600, or 7.7%. The comparable same store sales decrease is attributed to a sharp decline in customer traffic for the period subsequent to the events of September 11, 2001, particularly at our tourist locations which experienced a decline of approximately $144,000, or 14% as a group. Our thirteen mall stores experienced a decline of approximately $39,000, or 4.5%. Non-same store sales of approximately $200,400 and $334,500 for the three months ended October 28, 2001, and October 29, 2000, respectively, are attributed to our new store at the Aladdin Hotel and Casino in Las Vegas Nevada, our store at the White Flint Mall in Kensington, Maryland which was closed for remodel during the month of October 2001, two stores closed during the year ended January 28, 2001, and the closing of our store at the Hillsdale Mall in San Mateo, California in August 2001:

       Aladdin Hotel and Casino, Las Vegas, NV - opened August 17, 2000;
       Main Place, Santa Ana, CA - closed September 19, 2000 upon expiration of lease;
       Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease: and,
       Hillsdale Mall, San Mateo, CA - closed August 31, 2001 upon expiration of lease.

       Also included in total revenues are approximately $9,500 and $7,200 for the quarters ended October 28, 2001 and October 29, 2000, respectively. These revenues generally represent sales generated from our website.

       For the three months ended October 28, 2001, cost of goods sold was $709,337 and the gross margin was $1,526,485, or 68.3%. For the three months ended October 29, 2000, cost of goods sold was $781,253 and the gross margin was $1,754,893, or 69.2%. Also included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $18,882, or .84% of total revenue for the quarter ended October 28, 2001. This compares with freight charges of $25,214, or 1.0% of total revenue for the quarter ended October 29, 2000.

       Total operating expenses were $1,978,635 for the quarter ended October 28, 2001, compared to $2,112,086 for the quarter ended October 29, 2000, or 88.5% and 83.3% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which totaled $789,957, or 35.3% of revenues, and $874,372, or 34.5% of revenues for the quarters ended October 28, 2001, and October 29, 2000, respectively, a decrease of approximately $84,400. This decrease is attributed to operating two fewer stores during the quarter ended October 28, 2001, than during the comparable quarter ended October 29, 2000, as well as reduced staff scheduling during the period subsequent to September 11, 2001, and down time associated with the remodel of our store in Kensington, Maryland as discussed above. In addition, we realized savings of approximately $26,000 in personnel costs for our corporate personnel resulting from the elimination of two staff positions and a reduced work-week for all corporate personnel implemented in early September, 2001. Total corporate personnel costs were $190,365 and $216,483 for the quarters ended October 28, 2001, and October 29, 2000, respectively.

       Occupancy costs of $718,763, and $691,520, are included in total operating expenses for the three months ended October 28, 2001 and October 29, 2000, respectively. The increase of approximately $26,000 generally reflects contractual increases in minimum rent and additional common area maintenance charges passed through by landlords at several of our locations during the quarter.

       Other selling, general and administrative expenses of $333,807 and $411,445 are included in total operating expenses for the quarters ended October 28, 2001 and October 29, 2000, respectively, representing a decrease of approximately $77,600. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:
	Three Months Ended October 28, 2001		Three Months Ended October 29, 2000
Advertising and promotion	$ 41,054	1.8%	$ 53,344	2.1%
Banking fees	49,419	2.2%	59,428	2.3%
Merchandise distribution	14,683	0.7%	20,648	0.8%
Repairs and rentals	14,094	0.6%	19,303	0.8%
Property insurance, fees, and taxes	44,383	2.0%	40,670	1.6%
Professional service fees	59,701	2.7%	45,133	1.8%
Supplies and product packaging	29,974	1.3%	50,828	2.0%
Telephone and utilities	52,391	2.3%	60,352	2.4%
Travel	16,912	0.8%	41,649	1.6%
Other	11,196	0.5%	20,090	0.8%
	$ 333,807	14.9%	$411,445	16.2%

       The net decrease in operating expenses is primarily attributed to a change in product packaging and reductions in store operations management travel. The increase in professional service fees is associated with legal fees incurred in our efforts to re-negotiate certain leases on under-performing store locations.

       Included in total operating expenses are corporate overhead expenses of $366,336, or 16.4% of total revenues, for the three months ended October 28, 2001, as compared to $409,920, or 16.2% of total revenues, for the three months ended October 29, 2000, representing a decrease of $43,584 for the comparable period, and is primarily attributed to staff and work-week reductions as discussed above. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

       Also included in total operating expenses are depreciation and amortization expenses that were $136,108 and $134,749 for the quarters ended October 28, 2001 and October 29, 2000, respectively. Included in depreciation and amortization is amortization of our website investment in the amounts of $11,700 for each of the quarters ended October 28, 2001, and October 29, 2000. Total depreciation expense relating to our property and equipment was $121,308 and $119,949 for the quarters ended October 28, 2001, and October 29, 2000, respectively.

       As a result of the foregoing, the loss from operations for the quarter ended October 28, 2001 was $452,150, as compared with a loss from operations for the quarter ended October 29, 2000 of $357,193, an increase of $94,957.

       In October 2000, we terminated the Agreement and Plan of Merger with AmazeScape.com. As a result, we wrote-off $173,287 of merger costs relating to a receivable from AmazeScape for costs incurred on our behalf in connection with the proposed merger. These costs primarily included legal, accounting, and printing fees.

       Interest expense was $6,929 and $10,359 for the quarters ended October 28 2001, and October 29, 2000, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $2,846 and $3,324 for the quarters ended October 28, 2001, and October 29, 2000, respectively, and results from the daily investing of available cash balances.

       Other income was $30,406 for the quarter ended October 28, 2001 and is comprised primarily of a $28,000 settlement for services performed in connection with the terminated merger with AmazeScape.com. Also included in other income for the quarters ended October 28, 2001 and October 29, 2000, is $2,500 and $5,000, respectively, and represents license fees associated with extension agreements that allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2002, and are renewable at our option.

       Based on the foregoing, the net loss for the three months ended October 28, 2001 was $425,826, which translates to a net loss per share of $(0.19) based on 2,190,158 weighted average shares outstanding. This compares with a net loss for the three months ended October 29, 2000 of $533,147, or $(0.37) per share, based on 1,433,619 weighted average shares outstanding as of that date.

Results of Operations - Nine Months Ended October 28, 2001 Compared to Nine Months Ended October 29, 2000

       Set forth below is selected summary financial data derived from the financial statements and financial records.

	Nine Months Ended October 28, 2001	Nine Months Ended October 29, 2000
Statements of Operations Data:
Total Revenues	$ 7,182,268	$ 7,754,589
Operating loss	(1,133,535)	(990,892)
Net loss	(1,113,254)	(1,168,588)
Net loss per common share	(.64)	(.82)
Weighted average shares outstanding	1,751,311	1,418,949
Statistical Data:
Store revenues	$ 7,158,670	$ 7,740,524
Store gross margin	4,946,546	5,365,239
Store operating expenses	4,884,035	5,105,829
Store operating profit	62,510	259,410
Corporate overhead operating expenses	1,157,915	1,228,461
Gross margin percentage	69.0%	69.2%
Comparable same store sales (28 stores)	6,382,136	6,758,806
Comparable same store sales growth	-5.6%	-0.9%

       Total revenues for the nine months ended October 28, 2001 were $7,182,268 as compared to $7,754,589 for the comparable period ended October 29, 2000, a decrease of $572,321, or 7.4%. Comparable same store sales were $6,382,136 for the nine months ended October 29, 2001 as compared to $6,758,806 for the comparable period ended October 29, 2000, a decrease of approximately $376,700, or 5.6%. The comparable same store sales decrease for the nine months is primarily attributed to our tourist locations which experienced a decrease of approximately $382,000, or 12% as a group. A significant portion of this decrease occurred during the third quarter as a result of a sharp decline in customer traffic for the period subsequent to the events of September 11, 2001, as discussed above. Non-same store sales of approximately $776,536 and $981,719 for the nine months ended October 28, 2001, and October 28, 2000, respectively, are attributed to our new store at the Aladdin Hotel and Casino in Las Vegas Nevada, our store at the White Flint Mall in Kensington, Maryland which was closed for remodel during the month of October 2001, three stores closed during the year ended January 28, 2001, and the closing of our store at the Hillsdale Mall in San Mateo, California in August 2001:

       Aladdin Hotel and Casino, Las Vegas, NV - opened August 17, 2000;
       Tyson's Corner, McLean, VA - closed June 27, 2000 upon expiration of lease;
       Main Place, Santa Ana, CA - closed September 19, 2000 upon expiration of lease;
       Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease; and,
       Hillsdale Mall, San Mateo, CA - closed August 31, 2001 upon expiration of lease.

       Also included in total revenues are approximately $23,600 and $14,000 for the nine months ended October 28, 2001 and October 29, 2000, respectively. These revenues generally represent sales generated from our website.

       For the nine months ended October 28, 2001, cost of goods sold was $2,225,892 and the gross margin was $4,956,376, or 69.0%. For the nine months ended October 29, 2000, cost of goods sold was $2,386,250 and the gross margin was $5,368,339, or 69.2%. Also included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $60,686, or .84% of total revenue for the nine months ended October 28, 2001. This compares with freight charges of $77,195, or 1.0% of total revenue for the nine months ended October 29, 2000.

       Total operating expenses were $6,089,911 for the nine months ended October 28, 2001, compared to $6,359,231 for the nine months ended October 29, 2000, or 84.8% and 82.0% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $2,512,938, or 35.0% of revenues, and $2,731,537, or 35.2% of revenues for the nine months ended October 28, 2001, and October 29, 2000, respectively, a decrease of approximately $219,000. This decrease is attributed to operating two fewer stores during the nine months ended October 28, 2001, than during the comparable nine months ended October 29, 2000, as well as reduced staff scheduling during the period subsequent to September 11, 2001, and down time associated with the remodel of our store in Kensington, Maryland as discussed above. In addition, we realized savings of approximately $23,000 in personnel costs for our corporate personnel resulting from the elimination of two staff positions and a reduced work-week for all corporate personnel implemented in early September, 2001. Total corporate personnel costs were $639,275 and $661,973 for the nine months ended October 28, 2001, and October 29, 2000, respectively.

       Occupancy costs of $2,095,602, and $2,062,649, are included in total operating expenses for the nine months ended October 28, 2001 and October 28, 2000, respectively. The increase of approximately $33,000 generally reflects contractual increases in minimum rent and additional common area maintenance charges passed through by landlords at several of our locations during the third quarter.

       Other selling, general and administrative expenses of $1,068,640 and $1,191,691 are included in total operating expenses for the nine months ended October 28, 2001 and October 29, 2000, respectively, representing a decrease of approximately $123,000. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:
	Nine Months Ended October 28, 2001		Nine Months Ended October 29, 2000
Advertising and promotion	$ 134,830	1.9%	$ 154,675	2.0%
Banking fees	158,791	2.2%	181,682	2.3%
Merchandise distribution	52,927	0.7%	102,699	1.3%
Repairs and rentals	45,958	0.6%	52,412	0.7%
Property insurance, fees, and taxes	111,701	1.6%	107,498	1.4%
Professional service fees	162,161	2.3%	114,168	1.5%
Supplies and product packaging	127,384	1.8%	158,631	2.0%
Telephone and utilities	152,992	2.1%	157,037	2.0%
Travel	77,514	1.1%	118,066	1.5%
Other	44,381	0.6%	44,824	0.6%
	$1,068,639	14.9%	$1,191,691	15.4%

       The net decrease in operating expenses is primarily attributed to changes implemented in our merchandise distribution strategy during the first quarter, a change in product packaging, and reductions in store operations management travel. The increase in professional service fees is associated with legal fees incurred in our efforts to re-negotiate certain leases on under-performing store locations.

       Included in total operating expenses are corporate overhead expenses of $1,157,915, or 16.1% of total revenues, for the nine months ended October 28, 2001, as compared to $1,228,461, or 15.8% of total revenues, for the nine months ended October 29, 2000, representing a decrease of $70,546 for the comparable period, and is primarily attributed to staff and work-week reductions as discussed above. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

       Also included in total operating expenses are depreciation and amortization expenses that were $412,731 and $373,354 for the nine months ended October 28, 2001 and October 29, 2000, respectively. Included in depreciation and amortization is amortization of our website investment in the amounts of $35,100 and $19,500 for the nine months ended October 28, 2001, and October 29, 2000, respectively. Total depreciation expense relating to our property and equipment was $368,330 and $344,544 for the nine months ended October 28, 2001, and October 29, 2000, respectively, an increase of approximately $23,800 and is primarily attributed to our new store at the Aladdin Hotel and Casino in Las Vegas, as well as our store at Harbor Place in Baltimore, Maryland which was remodeled in 2000.

       As a result of the foregoing, the loss from operations for the nine months ended October 28, 2001 was $1,133,535, as compared with a loss from operations for the nine months ended October 29, 2000 of $990,892, an increase of $142,643.

       In October 2000, we terminated the Agreement and Plan of Merger with AmazeScape.com. As a result, we wrote-off $173,287 of merger costs relating to a receivable from AmazeScape for costs incurred on our behalf in connection with the proposed merger. These costs primarily included legal, accounting, and printing fees.

       Interest expense was $24,705 and $34,327 for the nine months ended October 28, 2001, and October 29, 2000, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $11,590 and $15,587 for the nine months ended October 28, 2001, and October 29, 2000, respectively, and results from the daily investing of available cash balances.

       Other income was $33,396 for the nine months ended October 28, 2001 and is comprised primarily of a $28,000 settlement for services performed in connection with the terminated merger with AmazeScape.com. Also included in other income for the nine months ended October 28, 2001 and October 29, 2000, is $10,000 and $15,000, respectively, and represents license fees associated with extension agreements that allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2002, and are renewable at our option.

       Based on the foregoing, the net loss for the nine months ended October 28, 2001 was $1,113,254, which translates to a net loss per share of $(0.64) based on 1,751,311 weighted average shares outstanding. This compares with a net loss for the nine months ended October 29, 2000 of $1,168,588, or $(0.82) per share, based on 1,418,949 weighted average shares outstanding as of that date.

Subsequent Events

       On November 21, 2001, Dr. Terry Washburn was named the new Chief Executive Officer of Premier Concepts, Inc., and was also appointed to the Board of Directors. Ms. Sissel B. Eckenhausen who has served as President and Chief Executive Officer since July 1994, has resigned her position as Chief Executive Officer but will remain as President and a member of the Board of Directors until December 14, 2001, at which time she will step down from those positions and serve as a consultant to Premier Concepts. No decision has been made with respect to the position of President following Ms. Eckenhausen's resignation.

       Dr. Washburn is President of Eurovest, Inc., a private consulting company that has aided jewelry companies in raising over $6,000,000 in equity capital to implement their business plans. He serves in a consulting capacity and on the Board of Directors of SGD Holdings, LTD., (OTCBB: SGDD), a wholesale gold and silver jewelry company. In July 2001, Premier Concepts entered into a strategic relationship with SGD Holdings, pursuant to which we executed a Fulfillment Agreement with Con-Tex Silver Imports, Inc., a wholly owned subsidiary of SGD Holdings, and an agreement pursuant to which we sold 355,000 shares of common stock to SGD Holdings in exchange for shares of SGD Holdings common stock.

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

             None

Item 5.     Other Information

             None

Item 6.     Exhibits and Reports on Form 8-K

             Exhibits:

                  None

             Reports on Form 8-K:

                  None

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PREMIER CONCEPTS, INC.
Dated: December 12, 2001	By:/s/ Sissel Eckenhausen Sissel Eckenhausen, President
Dated: December 12, 2001	By:/s/ Todd Huss Todd Huss, Chief Financial Advisor, Principal Accounting Officer