Form 10KSB
period 2002-01-27
PREMIER CONCEPTS INC /CO/
filed 2002-04-26
CIK 879206

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2002

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

             Title of Each Class
                    None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                   Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The Issuer's revenues for the fiscal year ended January 27, 2002 were $10,261,190.

As of April 24, 2002, the aggregate market value of the Common Stock of the Issuer based upon the closing bid price of the Common Stock as quoted on the NASDAQ held by non-affiliates of the Issuer was $2,444,514. As of April 24, 2002, 3,395,158 shares of Common Stock of the Issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

       The Registrant incorporates by this reference the following documents:

       Part III

Item 9.	Directors, Executive Officers, Promotions and Control Persons, Compliance with Section16(a) of the Exchange Agreement
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions

     The foregoing are incorporated by reference from the Registrant's Definitive Proxy Statement relating to its Annual Meeting of Shareholders which will be filed as an amendment within 120 days of January 30, 2002.

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

PART I

BUSINESS

Overview

       Operating under the names "Impostors," "Elegant Pretenders," and "Joli-Joli," we specialize in the marketing and retailing of high-end reproduction jewelry ("faux jewelry"), 14-karat gold jewelry with cubic zirconia and other synthetic stones and sterling silver jewelry with semi-precious and synthetic stones. Our national chain of 29 retail stores sell jewelry that emulates classic fine jewelry as well as pieces designed by famous jewelers such as Tiffany & Co.®, Cartier®, Bulgari® and Harry Winston®. The product line also includes replicas of jewelry owned by celebrities. Faux jewelry is created with layered gold, cubic zirconia and Austrian crystal to simulate the look of fine jewelry. We also sell a collection of genuine sterling silver jewelry featuring semi-precious and synthetic stones. The products are purchased from several domestic vendors and from vendors in China, Greece, Italy, Japan, Korea, Spain, Taiwan and Thailand.

       The Impostors, Elegant Pretenders and Joli-Joli stores are designed to match the elegant look of our products and to provide customers with the feeling of shopping in an upscale, fine jewelry environment. The stores are located in shopping malls and tourist locations, currently in Southern California, Northern California, the states of Arizona, Colorado, Florida, Louisiana, Maryland, Nevada, New Jersey, Pennsylvania, and in the Washington, D.C. area. The largest and most visible store is located in the prime retail area of San Francisco's Union Square. Since January 27, 1997, we have opened fourteen (14) additional retail locations. During the same period, seventeen (17) retail stores were closed due to lease expirations and unprofitable operations, bringing the total number of stores currently operating to twenty-nine (29).

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

       Since 1994, our business strategy has included growing the retail chain in profitable markets, closing unprofitable stores, remodeling existing stores, and the development of new marketing channels including direct mail and Internet distribution. Total revenues for the year ended January 27, 2002 of $10,261,000 were 8% less than the total revenues of $11,125,000 for the year ended January 28, 2001. The net loss for the year ended January 27, 2002 was $1,480,000 as compared to the net loss of $974,000 for the year ended January 28, 2001. Business strategies continue to focus on the leveraging on our name and goodwill to achieve additional distribution for our products as well as seeking new retail locations that offer potential for above average return on investment.

Principal Products

       Our products are comprised of approximately 40% fine jewelry reproductions and emulations of merchandise inspired by classic designers such as Cartier®, Tiffany & Co. ®, and Harry Winston®. Since the fine jewelry reproduction products are generally set in layered 18-karat gold over jewelers' bronze or 18-karat gold over sterling silver, the jewelry can be offered at substantially less cost than the original pieces. Approximately 40% of our pieces are solid 14-karat gold featuring cubic zirconia and other synthetic stones, and the remaining 20% are sterling silver with semi-precious stones and cubic zirconia. The use of cubic zirconia and other laboratory grown stones offers a more affordable product by emulating the look and feel of expensive gemstone jewelry. Approximately 2,500 different jewelry items are offered, with none representing more than 10% of the total annual sales.

       Most of the products are selected from existing inventory offered by vendors. Occasionally, purchases are made of exclusive items that are manufactured specifically for us under special order. Because the products are high-quality emulations of classic fine jewelry designs that change little from year to year, no significant problems associated with inventory obsolescence have been experienced.

Remodeling and Expansion Strategy

       As existing stores approach the end of their lease terms, considerations are given to remodeling the stores in the event the stores' leases may be extended or renewed. Remodeling of existing locations also depend on landlord requirements negotiated during lease renewals, as well as the expected return on such leasehold improvements. Depending on the size and condition of a store, and landlord specifications, costs to remodel a store can range from $10,000 to $150,000. Further remodeling of existing locations will depend upon the availability of working capital from future operations, or additional capital infusion, of which there can be no assurance. Since February 1, 2000, we have opened one additional retail store and closed four locations due to unprofitable operations and lease expirations. Further expansion of the retail chain beyond the current 29 locations will require additional capital infusion.

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

Other Marketing and Distribution Channels

       Currently, over 99% of total revenues are derived from retail store sales, while the remainder is derived from Internet sales. In October 1996, we developed and completed our web site "www.impostors.com." In July 1999, we started the process of developing a new e-commerce platform from which to showcase existing and new concepts. While our first web site simply established an Internet presence, the new site is intended to serve as a platform from which we can increase market share and penetrate new markets. The new site replaced our print catalogue that was developed in November 1997. In January 2002, we temporarily disabled certain aspects of the site including the product sales links. The website is currently being evaluated for possible modifications to enhance customer and investor experience.

Market and Customers

       Our business niche bridges the markets between costume and fine jewelry by offering high-quality reproductions of classic and designer fine jewelry and also a collection of 14-karat gold and sterling silver with cubic zirconia, semi-precious and synthetic stones. Our faux jewelry distinguishes itself from traditional costume jewelry by the quality of the metals, stones and craftsmanship utilized in the design and manufacturing process. While costume jewelry is typically price-pointed in the $5 to $30 range, the majority of our faux jewelry is priced in the $30 to $100 range. The 14-karat gold collection has price points between $45 to $1,000, with the majority in the $100 to $400 range.

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

Suppliers and Vendors

       We purchase our products from vendors who have an established history of manufacturing high-quality jewelry products. These vendors offer a standard product line through catalogues and trades shows, and also manufacture certain products specifically for us. Relationships with our vendors of high-quality product are considered a component of our strategic advantage over other competitors. We work closely with our vendors to constantly upgrade the quality of our products.

       Our products are currently being purchased 60% from domestic vendors and 40% from vendors in China, Greece, Italy, Japan, Korea, Spain, Taiwan and Thailand. Most of the inventory is purchased from vendors' existing inventory and designs, while some is manufactured under special order. Orders from foreign vendors take 6 to 8 weeks to fill, with U.S. vendors delivering in approximately 3 to 4 weeks. Most domestic vendors offer terms of payment of between 30 and 60 days and some offer up to 90 days, while many international vendors require either prepayment or payment prior to shipment. We continually investigate new sources of merchandise in order to maximize profit margins. We consider the identity of our sources of supply to be proprietary to the extent that a product's quality, source and price bear directly upon our competitive advantage. We do not rely on any single source of supply and could readily obtain product from new suppliers should any given source become unavailable. We have not experienced any difficulty in obtaining merchandise and do not anticipate any future problems or restriction of availability.

Competition

       Because our products address a market niche for the look and feel of fine jewelry without the cost, it experiences both indirect and direct competition from others. Indirect competition comes from costume and fashion jewelry at the low end, and fine jewelry on the upper end, with our faux jewelry and 14 karat gold with synthetic stones bridging the gap. We believe our products are superior both in design and quality to jewelry offered by traditional fashion jewelry retailers. Conversely, our advantage over expensive fine gemstone and diamond jewelry is one of cost without a commensurate sacrifice in appearance or durability.

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

       We have developed and adopted methodologies designed to prevent our infringement of the intellectual property rights of third parties; however, there can be no assurance that we will not be subject to claims for inadvertent infringement from time to time. While there have been few instances of claimed infringement in the past, when we have received notice of inadvertent infringement, it has been our policy to voluntarily cease and desist selling the particular product. As an average store has more than 1,000 different items of jewelry on display and offered for sale, we have not experienced, and do not expect to experience, any material adverse effects on our revenues in these instances.

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

Employees and Consultants

       We currently have approximately 63 full-time and 63 part-time employees, of which 13 are employed in our corporate offices. Additional part-time employees are typically hired during the peak holiday season. A manager and assistant manager, as well as one or more sales personnel, staff each retail store. We also have two regional sales managers. Store managers are hired and supervised by the regional managers. All management and staff personnel are employed directly by us.

       In February 1999, we entered into Employment Agreements with our President, Sissel Eckenhausen, our Chief Financial Officer, Todd Huss, and our Chief Operating Officer, Kevin O'Brien. The agreements had a term of three years and expired in February 2002.

       In November 2001, the Company's President and Chief Executive Officer resigned her positions with the Company. Concurrent with Ms. Eckenhausen's resignation, Mr. Terry Washburn was appointed to serve as the Company's Chief Executive Officer and assume Ms. Eckenhausen's seat on the Board of Directors. In December 2001, Mr. Washburn entered into a two year agreement to serve as the Company's President and Chief Executive Officer.

       In February 2002, Mr. Kevin O'Brien resigned his position as the Company's Chief Operating Officer upon expiration of his employment agreement. There are currently no plans to replace Mr. O'Brien. We have entered into a consulting agreement with Mr. O'Brien to perform services on an "as needed" basis, which are compensated at a rate of $35 per hour. We expect the term of his services not to exceed beyond fiscal 2003.

       In March 1999, we entered into a Management Services Agreement with Infusion Capital Partners, LLC for the provision of financial advisory services. This agreement was extended in November 1999, for a 2-year term commencing January 1, 2000. The agreement expired on January 1, 2002.

       In March 2001, we entered into an Investment Banking, Merger and Acquisition Agreement with Infusion Capital Partners. Infusion is to act as our non-exclusive financial advisor with respect to a merger or acquisition transaction. This agreement was effective March 1, 2001, and terminated on December 31, 2001.

       In December 2001, we entered into a consulting agreement with the Company's prior President and Chief Executive Officer, Ms. Sissel Eckenhausen. The agreement specifies that Ms. Eckenhausen will perform services on as "as needed" basis, and will be compensated at a rate of $75 per hour. Unless terminated earlier by Ms. Eckenhausen, the agreement expires December 31, 2002.

Seasonality

       Our business is highly seasonal with our mall locations generating approximately 20% of annual revenues during the December holiday season. Our 11 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

Properties

       We currently maintain executive offices at 3033 S. Parker Road, Suite 120, Aurora, Colorado 80014. The offices consist of 6,890 square feet, which we hold under a 5-year lease expiring in the year 2003, for a rental of $7,655 per month.

       Our 29 current retail locations are operated under commercial leases with expiration dates ranging from 2002 to 2010. Store size varies from 310 to 1,200 square feet with annual sales ranging from $175,000 to $1,500,000. Each lease requires the payment of a minimum base rent and additional payments for operating expenses, taxes, insurance, and in some cases an additional rent based upon a percent of gross sales. On a daily basis, sales, margin, and inventory turnover for each store location are monitored. This information is used not only to develop criteria for additional store expansions but also to determine acceptable parameters for lease renewals as they arise. In the ordinary course of business, we are continually engaged in discussions with our various commercial landlords over issues that arise from time to time under the leases. All of the existing commercial retail leases are in full force and effect as of the date of this report.

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

       On May 21, 1999, we were named as a defendant in a civil action filed in the Supreme Court of the State of New York, County of Onondaga. The lawsuit was brought by EkleCo as plaintiff, and asserts claims against us for rent and other sums due under the commercial lease for its retail store located in the Palisades Center in West Nyack, New York in an aggregate amount of approximately $140,000. We have denied liability, and on July 27, 1999 we filed a counter claim against the landlord asserting breach of contract, false representation and fraud in inducing us to enter into the lease. We are seeking damages in excess of $300,000. Due to poor performance of the store, it was closed in January 2000. We intend to vigorously defend the action and prosecute our counterclaims. Based upon our assessment of the facts and consultations with legal counsel, we believe that the likelihood of a material adverse outcome in the matter is unlikely.

       On April 5, 2001, Aladdin Bazaar, LLC, the landlord for our store located in the Aladdin Hotel and Casino in Las Vegas, Nevada, filed an Application for Summary Eviction and a complaint against us asserting breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, and unlawful detainer/summary eviction. The Aladdin was claiming past due rents of approximately $85,000. On April 15, 2001, we filed and Answer and Counterclaim asserting fraud, intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On April 23, 2001 the court denied Aladdin's Application for Summary Eviction finding that we had put forth evidence to establish a sufficient legal defense to the unlawful detainer and ordered that all further proceedings would be conducted through the pending litigation. In addition, the court ordered we pay approximately $35,000 of the Aladdin's $85,000 claim for past due rent, and to pay 50 percent of $11,812 minimum monthly rent and 100 percent of the additional rent (approximately $2,500) per month during the pendency of the litigation. The trial date has been scheduled for February 25, 2003. We intend to vigorously defend the action and prosecute our counterclaims. Because of the limited amount of discovery that has been conducted, no assessment of an unfavorable outcome has been established.

       On June 20, 2000, Yurman Design, Inc. filed a civil action in the U.S. District Court for the Southern District of New York in which it asserted claims against us for copyright infringement, trademark infringement, trade dress infringement and unfair competition. We filed an answer denying any liability. As a result of a court-supervised settlement conference, conducted in April 2002, we reached an agreement in principle to settle the case. Under the terms of the agreement in principle, the case will be dismissed in exchange for our agreement to eliminate certain jewelry items from our inventory, agree to certain restrictions concerning our future sale of certain jewelry items and our agreement to pay Yurman Designs a cash settlement beginning January 2003. As of the date of this report, settlement documents are being prepared for circulation and review, which we anticipate may be subject to a covenant of confidentiality. Based upon the current status of the matter, we believe that the case will be settled substantially in accordance with the foregoing terms and as a result there does not exist a risk of a materially adverse outcome.

PART II

MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock.

       Since April 23, 1997, the Common Stock has traded on The Nasdaq Stock Market under the symbol "FAUX." The reported high and low trade information for the Common Stock is presented for the periods beginning January 31, 2000, through April 24, 2002.
	High	Low
Fiscal Year 2001
First Quarter	$18.25	$5.75
Second Quarter	$9.50	$3.625
Third Quarter	$6.75	$1.063
Fourth Quarter	$2.125	$0.50
Fiscal Year 2002
First Quarter	$1.563	$0.375
Second Quarter	$1.75	$0.65
Third Quarter	$1.35	$0.45
Fourth Quarter	$1.43	$0.45
Fiscal Year 2003
Through April 24, 2002	$1.15	$0.52

       The high and low sales prices of the Company's Common Stock on April 24, 2002 were $.75 and $.72, respectively, as listed on The Nasdaq Stock Market. As of April 24, 2002 there were approximately 575 shareholders of record of the Company's Common Stock.

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

Liquidity and Capital Resources

       Our business strategy has been to grow the retail chain in profitable markets as to leverage our name and goodwill to achieve additional distribution for our products. However, for the last several years we have suffered significant operating losses. We have been successful in raising equity capital to provide sufficient working capital to continue operating the retail chain considering these operating losses. We have, and are continuing to, develop and implement strategies designed to return the company to profitability. These strategies include aggressive negotiations to restructure leases on unprofitable stores, closing unprofitable stores where we assess the likelihood of profitability to be low, and restructuring store operations through the enhancement of executive and senior management. However, there can be no assurance that these actions will be successful in returning the company to profitability.

       At January 27, 2002 our operating cash balance of $578,778 was approximately 16% less than the cash balance of $691,693 at January 28, 2001.

       On July 27, 2002, we executed private placement agreements with six investors for the sale of 304,584 shares of our $.002 par value common stock at a price of $0.875 per share. The proceeds of $266,511 were used to help fund our merchandise build-up for the 2001 holiday shopping season, as well as additional working capital for general purposes.

       On January 17, 2002, we executed private placement agreements with two investors for the sale of 300,000 shares of our $.002 par value common stock at a price of $0.50 per share. In addition, the investors received stock purchase warrants to purchase a total of 100,000 shares of common stock at $1.50 per share, and 100,000 shares of common stock at $2.00 per share. The proceeds of $150,000 were received on January 28, 2002 and as such, are classified as stock subscriptions at January 27, 2002.

       During the year ended January 27, 2002, merchandise inventories decreased by $145,539, from $1,515,879 at January 28, 2001, to $1,370,340 at January 27, 2002. This decrease primarily reflects the effect of operating two fewer stores from thirty-one (31) at January 28, 2001 to twenty-nine (29) at January 27, 2002.

       Prepaid expenses and other current assets, which generally includes prepaid operating expenses and accounts receivable, decreased by approximately $41,300. The decrease is primarily the result of the collection of $65,000 from the sale of a store lease in fiscal 2001 that was classified as a receivable at January 28, 2001.

       As a result of the foregoing, current assets decreased by $149,750 from $2,393,445 at January 28, 2001 to $2,243,695 at January 27, 2002.

       For the year ended January 27, 2002, accounts payable and accrued expenses decreased by $216,202, or approximately 14%. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business. The decrease is primarily attributed to the conversion of certain trade payables to short-term notes payable as discussed below.

       Notes payable increased by approximately $103,800. This increase is the result of the conversion of certain trade payables to short-term notes payable, and regularly scheduled payments made of approximately $138,000. In January 2002, a vendor agreed to convert $100,000 on account to a short-term promissory note. The note requires 4% interest only payments beginning in March 2002. The note is convertible at our option to shares of common stock on a dollar-for-dollar basis to the market value of our common stock at the time of conversion discounted by 20%. All unpaid principal and interest is due January 27, 2003.

       Also in January 2002, a vendor agreed to convert $67,134 on account to a short-term promissory note. The note requires 5% interest only payments beginning in February 2002. All unpaid principal and interest is due January 10, 2003.

       In August 2001, a short-term note in the amount of $18,000 was issued to finance our directors' and officers' liability insurance package. The note bears interest at 11.15%, requires monthly principal and interest payments of $2,094, and matured on April 20, 2002.

       In December 2001, a short-term note in the amount of $47,403 was issued to finance a portion of our worker's compensation and employment practices insurance policy. The note bears interest at 6.84%, requires monthly principal and interest payments of $5,418, and matures in September 2002.

       Also included in notes payable is a bank note with a principal balance of $239,654 at January 27, 2002. The note requires monthly principal and interest payments of $8,000. The note bears interest at the Bank's prime lending rate plus 3%, and matures on January 5, 2003, at which time all unpaid principal and interest are due.

       Also included in notes payable is approximately $9,600 representing the balance of a note payable to a contractor relating to the construction of a store in Palisades Center in West Nyack, New York in 1998. This store was closed in January 2000 due to poor performance. This note requires monthly installments of $578 including principal and interest at 10% and matures in January 2003.

       As a result of the foregoing, current liabilities decreased approximately $112,400 from $1,905,034 at January 28, 2001, to $1,792,636 at January 27, 2002. Working capital decreased $37,352 from $488,411 at January 28, 2001 to $451,059 at January 27, 2002.

       During the year ended January 27, 2002 we invested $145,652 in property and equipment which primarily represents costs for the design and construction of our newly remodeled store at the White Flint Mall in Kensington, Maryland. This compares to the year ended January 28, 2001 in which we invested approximately $252,000 in property and equipment. Approximately $219,000 was invested in the development, design and construction of our store at the Aladdin Hotel and Casino in Las Vegas, Nevada, which opened for business on August 17, 2000 and operates under the trade name "Joli-Joli." In addition, during the year ended January 28, 2001, we invested approximately $7,000 in minor improvements for our Impostors store at Harbor Place in Baltimore, Maryland, and approximately $24,000 to upgrade our accounting software and systems at our corporate offices in Aurora, Colorado.

       In March 2002, we successfully negotiated an early lease termination for our store located in Bellevue, Washington which had continued to perform below expectations. The store was closed on March 25, 2002, and as such, an impairment of the store's assets of approximately $21,500 was charged to operations at January 27, 2002.

       In the event that facts and circumstances indicate that the costs of long-lived assets may be impaired, an evaluation of recoverability is performed. At January 27, 2002 we evaluated certain non-performing stores for possible impairment of the store's assets. Based on the recoverability analysis, no impairment charges were taken at January 27, 2002. However, there can be no assurance that impairment charges will not be taken in future periods as facts and circumstances change.

       Based on the foregoing, property and equipment, net of accumulated depreciation, decreased $401,610, from $1,938,515 at January 28, 2001, to $1,536,905 at January 27, 2002.

       On July 29, 2001, we completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of our common stock for 965,000 shares of SGD Holdings, Ltd. common stock. We valued the transaction based on the closing market price of our common stock on July 27, 2001, as quoted on the Nasdaq Stock Market. FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. As of January 27, 2002, we have classified the investment at fair value and as trading securities as a result of our intention to no longer hold the securities indefinitely. Fair value is defined to be the last closing price for the listed securities. Unrealized gains and losses based on fluctuations in the market value of the investment securities are recorded as other income expenses in the period the fluctuation occurs.

       We believe the investment is restricted from sale in the open market under Section 144. In addition, due to the limited trading volume of SGD Holdings, Inc. common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market after the one-year holding period. As a result of this restriction and the limited trading volume we believe the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that we will realize the recorded value of this investment.

       For the year ended January 27, 2002, we recorded an unrealized loss on this investment of $384,200 based on the fair value of the investment at $.15 per share as of January 27, 2002.

       In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform from which we showcase existing and new product concepts. The new site was launched on May 30, 2000. In January 2002, we temporarily disabled certain aspects of the site including the product sales links. The website is currently being evaluated for possible modifications to enhance customer and investor experience. We expect the website to be re-launched prior to the 2002 holiday shopping season. At January 27, 2002, we had a net investment of $63,716 (net of accumulated amortization of $78,000) in the impostors.com website. The investment is being amortized over three years.

       Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $25,834 at January 27, 2002.

       Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $65,032 at January 27, 2002 decreased $3,000 from the January 28, 2001 balance of $68,032 primarily as a result of the return of a lease security deposit for our former store in Tucson, Arizona, which was closed in January 2001.

       Deferred rent increased $67,929 from $233,619 at January 28, 2001, to $301,548 at January 27, 2002, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

       As discussed above, on July 27, 2001 we executed private placement agreements with six investors for the sale of 304,584 shares of our $.002 par value common stock at a price of $0.875 per share. Also as discussed above, on January 17, 2001, we executed private placement agreements with two investors for the sale of 300,000 shares of our $.002 par value common stock at a price of $0.50 per share. In addition, the investors received stock purchase warrants to purchase a total of 100,000 shares of common stock at $1.50 per share, and 100,000 shares of common stock at $2.00 per share.

       Also as discussed above, on July 29, 2001 we completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of our $.002 par value common stock for 965,000 shares of SGD Holdings, Ltd. common stock.

       In March 2001, a warrant for the purchase of 75,000 shares of common stock at an exercise price of $1.00 per share was issued as a retainer to Infusion Capital Partners, LLC, associated with an Investment Banking, Merger and Acquisition Agreement. The value of the warrant was $53,000 as determined by the Black-Scholes pricing model using a two year term, a volatility index of 145%, and a risk free interest rate of 4.41%.

       Also as discussed above, we issued non-qualified options to purchase 12,500 shares of common stock at $6.50 per share, 38,158 shares of common stock at $1.25 per share, and 11,842 shares of common stock at $.91 per share, to the former President and Chief Executive Officer in conjunction with a consulting agreement. On December 14, 2001 the fair value of the options was $27,000 as determined by the Black-Scholes pricing model using a 1.3 year term, a volatility index of 183%, and a risk free interest rate of 2.2%.

       In March 2001, a director and an officer each received 5,000 shares of common stock as additional compensation for services. The total value of the shares issued was $10,000. And in January 2002, a director received 5,000 shares of common stock as additional compensation for services performed as Chairman of the Board of Directors. The value of these shares was $3,150.

       In December 2001, Mr. Terry Washburn was awarded 400,000 shares of the Company's common stock as inducement to enter into a two-year commitment to serve as President and Chief Executive Officer. While the total 400,000 shares were issued to Mr. Washburn, the agreement stipulates that should he voluntarily terminate or be terminated for cause, the shares would be subject to pro-rata forfeiture on a proportional basis over the twenty-four month period beginning December 17, 2001. Mr. Washburn would be relieved from any risk of forfeiture in the event his employment would be terminated without cause prior to the expiration of the twenty-four month period. If Mr. Washburn voluntarily terminates his employment within the first 15 months of his employment, we will have the option of purchasing the shares earned on a pro-rata basis for $.10 per share. The total value of the shares awarded is $265,600, and is being charged to operations on a pro-rata monthly basis. For the year ended January 27, 2002, 25,000 shares had been earned under the award at a value of $16,600.

       As a result of the foregoing, common stock increased $2,749, from $3,041 (1,520,574 shares outstanding at January 28, 2001), to $5,790 (2,895,158 shares outstanding at January 27, 2002). Additional paid in capital increased $1,301,462 from $7,134,971 at January 28, 2001 to $8,436,433 at January 27, 2002.

       As a result of the net loss for the year ended January 27, 2002 of $1,479,552, the accumulated deficit increased from $4,727,923 at January 28, 2001 to $6,207,475 at January 27, 2002. Considering the net loss and the equity transactions as discussed above, total stockholders' equity decreased $424,341 from $2,410,089 at January 28, 2001 to $1,985,748 at January 27, 2002.

       Net cash used by operating activities was $170,444 for the year ended January 27, 2002, compared with $244,793 for the year ended January 28, 2001. The change of approximately $74,300 is attributed primarily to inventory reductions as discussed above.

       Net cash used by investing activities was $145,652 for the year ended January 27, 2002 compared with $197,458 for the year ended January 28, 2001. The change of $51,806 is attributable to our investments in the recently remodeled store in Kensington, Maryland, as compared to the construction or our store at the Aladdin Hotel and Casino in Las Vegas, Nevada, and our website during the year ended January 28, 2001, and the sale of a lease in fiscal 2001, all as discussed above.

       Net cash provided by financing activities for the year ended January 27, 2002 was $203,181, and represents the sale of common stock in a private placement completed in August 2001, the issuance of a notes payable to finance certain portions of our insurance package, and regularly scheduled payments on notes payable, all as discussed above. This compares to net cash provided by financing activities of $776,291 for the year ended January 28, 2001, which primarily represents the release of approximately $847,000 of restricted cash that was being held in escrow. During the year ended January 28, 2001, we received approximately $737,000 from exercises of various options and warrants. As part of the Agreement and Plan of Merger with AmazeScape.com, these funds were held in an escrow account until the termination of the proposed merger in October 2000. Up to the time of the termination of the proposed merger, these funds were classified as restricted cash.

       The foregoing resulted in a decrease of $112,915 in our operating cash position from $691,693 at January 28, 2001 to $578,778 at January 27, 2002. This compares with an increase in cash of $334,040 from $357,653 at January 30, 2000, to $691,693 at January 28, 2001.

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

Results of Operations

       Set forth below is selected summary financial data derived from the financial statements and financial records:

	Fiscal Year Ended January 27, 2002	Fiscal Year Ended January 28, 2001
Statements of Operations Data:
Total Revenues	$10,261,190	$11,125,080
Operating loss	(1,102,115)	(855,310)
Net loss	(1,479,552)	(974,368)
Net loss available to common shareholders	(1,479,552)	(974,368)
Net loss per common share (basic and diluted)	(.77)	(.69)
Weighted average shares outstanding (basic and diluted)	1,914,677	1,418,591
Statistical Data:
Store revenues	$10,229,785	$11,100,737
Store gross margin	7,210,527	7,761,180
Store operating expenses	6,604,273	6,935,738
Store operating profit	606,254	825,442
Corporate overhead operating expenses	1,662,433	1,650,113
Gross margin percentage	70.4%	69.8%
Comparable same store sales (27 stores)	8,879,198	9,222,495
Comparable same store sales growth	-3.7%	-1.6%

       Total revenues for the year ended January 27, 2002 were $10,261,190 as compared to $11,125,080 for the comparable period ended January 28, 2001, a decrease of $863,890, or 7.8%. Comparable same store sales were $8,879,198 for the year ended January 27, 2002 as compared to $9,222,495 for the comparable period ended January 28, 2001, a decrease of approximately $343,297, or 3.7%. The comparable same store sales decrease for the nine months is primarily attributed to our tourist locations which experienced a decrease of approximately $421,472, or 9.8%. A significant portion of this decrease occurred during the third and fourth quarters as a result of a sharp decline in customer traffic for the period subsequent to the events of September 11, 2001. Non-same store sales of approximately $1,350,600 and $1,878,242 for the years ended January 27, 2002, and January 27, 2001, respectively, are attributed to our new store at the Aladdin Hotel and Casino in Las Vegas Nevada, our store at the White Flint Mall in Kensington, Maryland which was closed for remodel during the month of October 2001, three stores closed during the year ended January 28, 2001, and the closing of our stores at the Hillsdale Mall in San Mateo, California in August 2001, and San Francisco Center in San Francisco, California in December 2001. Following is a list of store openings and closings during the years ended January 27, 2002 and January 28, 2001:

       Aladdin Hotel and Casino, Las Vegas, NV - opened August 17, 2000;
       Tyson's Corner, McLean, VA - closed June 27, 2000 upon expiration of lease;
       Main Place, Santa Ana, CA - closed September 19, 2000 upon expiration of lease;
       Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease;
       Hillsdale Mall, San Mateo, CA - closed August 31, 2001 upon expiration of lease; and,
       San Francisco Center, San Francisco, CA - closed December 26, 2001 upon expiration of lease.

       Also included in total revenues are approximately $31,400 and $24,300 for the years ended January 27, 2002 and January 28, 2001, respectively. These revenues generally represent sales generated from our website.

       For the year ended January 27, 2002, cost of goods sold was $3,035,556 and the gross margin was $7,225,634, or 70.4%. For the year ended January 28, 2001, cost of goods sold was $3,354,659 and the gross margin was $7,770,421, or 69.8%. Also included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $86,738, or .85% of total revenue for the year ended January 27, 2002. This compares with freight charges of $110,706, or 1.0% of total revenue for the year ended January 28, 2001.

       Total operating expenses were $8,327,749 for the year ended January 27, 2002, compared to $8,625,731 for the year ended January 28, 2001, or 81.2% and 77.5% of revenues, respectively. The majority of these expenses were comprised of store and corporate office personnel expenses, which amounted to $3,402,690, or 33.2% of revenues, and $3,721,602, or 33.5% of revenues for the years ended January 27, 2002, and January 28, 2001, respectively, a decrease of approximately $319,000. This decrease is attributed to operating two fewer stores during the year ended January 27, 2002, than during the comparable year ended January 28, 2001, as well as reduced staff scheduling during the period subsequent to September 11, 2001, and down time associated with the remodel of our store in Kensington, Maryland as discussed above.

       Total corporate personnel costs were $851,291 and $891,181 for the years ended January 27, 2002, and January 28, 2001, respectively, a decrease of $39,890. We realized savings of approximately $56,000 in corporate personnel costs resulting from the elimination of two staff positions and a reduced work-week for all corporate personnel implemented in early September, 2001. Included in total corporate personnel expenses is $16,600 representing stock based compensation for shares earned by the President and Chief Executive Officer under a stock award in December 2001 in which 400,000 shares were awarded as compensation under a two year agreement. The shares awarded are subject to forfeiture on a pro-rata basis under certain conditions should his employment be terminated.

       Occupancy costs of $2,784,220, and $2,752,408, are included in total operating expenses for the years ended January 27, 2002 and January 28, 2001, respectively. The increase of approximately $32,000 generally reflects contractual increases in minimum rent and additional common area maintenance charges passed through by landlords at several of our locations.

       Other selling, general and administrative expenses of $1,561,812 and $1,647,998 are included in total operating expenses for the years ended January 27, 2000 and January 28, 2001, respectively, representing a decrease of approximately $86,200. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:
	Year Ended January 27, 2002		Year Ended January 28, 2001
Advertising and promotion	$ 179,645	1.8%	$ 206,682	1.9%
Banking fees	224,345	2.2%	254,548	2.3%
Merchandise distribution	73,622	0.7%	128,643	1.2%
Repairs and rentals	63,136	0.6%	68,513	0.6%
Property insurance, fees, and taxes	152,652	1.5%	143,664	1.3%
Professional and service fees	292,416	2.8%	171,396	1.5%
Supplies and product packaging	180,061	1.8%	224,861	2.0%
Telephone and utilities	204,608	2.0%	203,339	1.8%
Travel	99,306	1.0%	173,127	1.6%
Other	92,021	0.9%	73,225	0.7%
	$1,561,812	15.2%	$1,647,998	14.8%

       The net decrease in operating expenses is primarily attributed to changes implemented in our merchandise distribution strategy during the first quarter, a change in product packaging, and reductions in store operations management travel. The increase in professional service fees is associated with legal fees incurred in our efforts to re-negotiate certain leases on under-performing store locations. Also included in professional and service fees for the year ended January 27, 2002 is a $78,000 charge associated with the expiration of an Investment Banking, Merger and Acquisition Agreement in which Infusion Capital Partners, LLC received a warrant to purchase 75,000 shares of common stock and $25,000. The warrant value of $53,000 and the cash compensation were charged to operations upon expiration of the agreement in December 2001.

       Included in total operating expenses are corporate overhead expenses of $1,662,433, or 16.2% of total revenues, for the year ended January 27, 2002, as compared to $1,650,113, or 14.8% of total revenues, for the year ended January 28, 2001, representing an increase of approximately $12,300 for the comparable period. Efforts to continue to improve and utilize technological resources and control administrative costs are ongoing.

       Also included in total operating expenses are depreciation, amortization and impairment expenses that were $579,027 and $503,723 for the years ended January 27, 2002 and January 28, 2001, respectively. Included in depreciation and amortization is amortization of our website investment in the amounts of $46,800 and $31,200 for the years ended January 27, 2002, and January 28, 2001, respectively. Total depreciation and impairment expense relating to our property and equipment was $519,827 and $460,125 for the years ended January 27, 2002, and January 28, 2001, respectively, an increase of approximately $59,700 and is primarily attributed to our new store at the Aladdin Hotel and Casino in Las Vegas, our store at Harbor Place in Baltimore, Maryland which was remodeled in 2000, and the impairment charge for our store in Bellevue, Washington which was closed on March 25, 2002, as discussed above.

       As a result of the foregoing, the loss from operations for the year ended January 27, 2002 was $1,102,115, as compared with a loss from operations for the year ended January 28, 2001 of $855,310, an increase of $246,805.

       In October 2000, we terminated the Agreement and Plan of Merger with AmazeScape.com. As a result, we wrote-off $173,287 of merger costs relating to a receivable from AmazeScape for costs incurred on our behalf in connection with the proposed merger. These costs primarily included legal, accounting, and printing fees.

       Interest expense was $30,640 and $47,005 for the years ended January 27, 2002, and January 28, 2001, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $13,412 and $23,155 for the years ended January 27, 2002, and January 28, 2001, respectively, and results from the daily investing of available cash balances.

       As discussed above, on July 29, 2001 we completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of our common stock for 965,000 shares of SGD Holdings common stock. As a result in a decline in the market value of the investment, a charge of $384,200 was recorded as a loss on this investment for the year ended January 27, 2002.

       Other income, net of other expenses, was $23,990 for the year ended January 27, 2002 and is comprised primarily of a $28,000 gain from a settlement for services performed in connection with the terminated merger with AmazeScape.com. Also included in other income is $10,000 representing license fees associated with extension agreements that allow certain former franchisees to use the Impostors trademark. The license agreements have a one-year term expiring in January 2002, and are renewable at our option.

       Other income was $78,076 for the year ended January 28, 2001. Included in other income is approximately $38,000 resulting from the write down of certain liabilities associated with the corporation's prior business activities that ceased operations in 1992. In addition, other income includes a gain of approximately $30,000 realized upon the sale of our store in Tucson, Arizona as discussed above, as well as $20,000 of license fees.

       Based on the foregoing, the net loss for the year ended January 27, 2002 was $1,479,552, which translates to a net loss per share of $(0.77) based on 1,914,677 weighted average shares outstanding. This compares with a net loss for the year ended January 28, 2001 of $974,368, or $(0.69) per share, based on 1,428,591 weighted average shares outstanding as of that date.

       Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

Impact of Recently Issued Accounting Standards

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

       In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flow.

       In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flow.

Premier Concepts, Inc.

Financial Statements
For the Fiscal Years Ended
January 27, 2002 and January 28, 2001

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Premier Concepts, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Premier Concepts, Inc. as of January 27, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended January 27, 2002 and January 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Concepts, Inc., as of January 27, 2002, and the results of its operations and its cash flows for the fiscal years ended January 27, 2002 and January 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

Hein + Associates LLP

Denver, Colorado
March 30, 2002

PREMIER CONCEPTS, INC.

BALANCE SHEET
JANUARY 27, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$ 578,778
Merchandise inventories	1,370,340
Prepaid expenses and other	144,577
Common stock subscriptions	150,000
Total current assets	2,243,695
Property and Equipment, net	1,536,905
Other Assets:
Marketable equity securities	144,750
Trademarks, net of accumulated amortization of $118,166	25,834
Website development cost, net of accumulated amortization of $78,000	63,716
Other	65,032
Total Assets	$ 4,079,932
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 477,278
Accounts payable	714,254
Accrued liabilities	601,104
Total current liabilities	1,792,636
Deferred Rent	301,548
Total liabilities	2,094,184
Commitments and Contingency (Note 4)
Stockholders' Equity:
Preferred stock, $.10 par value, 20,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.002 par value; 850,000,000 shares authorized; 2,895,158 shares issued and outstanding	5,790
Additional paid-in capital	8,436,433
Deferred compensation	(249,000)
Accumulated deficit	(6,207,475)
Total Stockholders' Equity	1,985,748
Total Liabilities and Stockholders' Equity	$ 4,079,932

See accompanying notes to these financial statements.

PREMIER CONCEPTS, INC.

STATEMENTS OF OPERATIONS
	For the Fiscal Years Ended
	January 27,	January 28,
	2002	2001
Net Revenues	$ 10,261,190	$ 11,125,080
Cost of Goods Sold	3,035,556	3,354,659
Gross margin	7,225,634	7,770,421
Operating Expenses:
Personnel	3,402,690	3,721,602
Occupancy	2,784,220	2,752,408
Other selling, general and administrative	1,561,812	1,647,998
Depreciation, amortization and impairment	579,027	503,723
Total operating expenses	8,327,749	8,625,731
Operating Loss	(1,102,115)	(855,310)
Other Income (Expense):
Merger costs	-	(173,287)
Interest expense, net	(17,227)	(23,847)
Loss on investment	(384,200)	-
Other	23,990	78,076
Other expense, net	(377,437)	(119,058)
Net Loss	$ (1,479,552)	$ (974,368)
Net Loss Per Common Share (Basic and Diluted)	$ (0.77)	$ (0.69)
Weighted Average Common Shares Outstanding (Basic and Diluted)	1,914,677	1,428,591

See accompanying notes to these financial statements.

PREMIER CONCEPTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
fOR THE FISCAL YEARS ENDED JANUARY 28, 2001 AND JANUARY 27, 2002
	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, January 30, 2000	-	$ -	1,328,207	$ 2,656	$ 6,298,084	$ -	$(3,753,555)	$ 2,547,185
Exercise of stock options and warrants	-	-	105,412	211	724,759	-	-	724,970
Sale of warrants	-	-	-	-	11,847	-	-	11,847
Warrants issued for services	-	-	-	-	13,500	-	-	13,500
Conversion of debt	-	-	86,955	174	86,781	-	-	86,955
Net loss	-	-	-	-	-	-	(974,368)	(974,368)
Balances, January 28, 2001	-	-	1,520,574	3,041	7,134,971	-	(4,727,923)	2,410,089
Stock issued for investment	-	-	355,000	710	528,240	-	-	528,950
Stocks issued for services and deferred services	-	-	415,000	830	277,920	(249,000)	-	29,750
Warrants and options issued for services	-	-	-	-	80,000	-	-	80,000
Sales of common stock and warrants	-	-	604,584	1,209	415,302	-	-	416,511
Net loss	-	-	-	-	-	-	(1,479,552)	(1,479,552)
Balances, January 27, 2002	-	$ -	2,895,158	$ 5,790	$ 8,436,433	$ (249,000)	$(6,207,475)	$ 1,985,748

See accompAnying notes to these financial statements.

PREMIER CONCEPTS, INC.
STATEMENTS OF CASH FLOWS
	For the Fiscal Years Ended
	January 27,	January 28,
Cash Flows from Operating Activities:	2002	2001
Net loss	$ (1,479,552)	$ (974,368)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of stock and warrants issued for services	104,148	15,650
(Gain) loss on disposition of assets	27,435	(21,509)
Impairment of assets	21,495	-
Depreciation and amortization	557,533	503,723
Loss on write-down of security investment	384,200	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Merchandise inventories	145,539	270,376
Other assets	49,896	75,181
Increase (decrease) in:
Accounts payable and accrued liabilities	(49,068)	(118,231)
Other liabilities	67,930	4,385
Net cash (used in) operating activities	(170,444)	(244,793)
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(145,652)	(251,800)
Capital expenditures for development in Website	-	(10,658)
Proceeds from sale of assets	-	65,000
Net cash used in investing activities	(145,652)	(197,458)
Cash Flows from Financing Activities:
Redemption of common stock	-	(200,000)
Proceeds from issuance of common stock	266,511	-
Proceeds from exercise of options and warrants	-	724,970
Proceeds from sales of warrants	-	11,847
Increase in restricted cash from exercise of options and warrants and sale of warrants	-	(743,658)
Decrease in restricted cash for capital expenditures, working capital and common stock redemption	-	1,046,561
Proceeds from issuance of notes payable	74,576	98,226
Payment on notes payable	(137,906)	(161,655)
Net cash provided by financing activities	203,181	776,291
Increase (Decrease) in Cash and Cash Equivalents	(112,915)	334,040
Cash and Cash Equivalents, beginning of period	691,693	357,653
Cash and Cash Equivalents, end of period	$ 578,778	$ 691,693
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 32,218	$ 47,542
Supplemental Non-Cash Financing Activities:
Conversion of accounts payable to common stock	$ -	$ 56,955
Conversion of note payable to common stock	$ -	$ 30,000
Warrants and options issued for services	$ 80,000	$ 13,500
Preferred stock dividend - non-cash	$ -	$ -
Stock issued for services	$ 278,750	$ -
Stock issued for investment in marketable securities	$ 528,950	$ -
Common stock subscriptions	$ 150,000	$ -
Conversion of accounts payable to short-term debt	$ 167,134	$ -

See accompanying notes to these financial statements.

PREMIER CONCEPTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - Premier Concepts, Inc. (the "Company") was incorporated in the state of Colorado in 1988. During 1994, the Company purchased out of bankruptcy certain assets and liabilities of American Fashion Jewels, Inc. (Impostors) and, in a separate transaction, Mirage Concepts, Inc. (Mirage), both of which are retail chains of reproduction jewelry stores. As of January 27, 2002, the Company operated 29 retail stores with a geographic concentration of stores in Florida, Washington D.C. (and its surrounding states) and California, including one store in San Francisco, California that accounted for approximately 13% of total revenues during the fiscal years ended January 27, 2002 and January 28, 2001.

Liquidity - The Company's business strategy has been to grow the retail chain in profitable markets as to leverage its name and goodwill to achieve additional distribution for its products. At January 27, 2002, the Company had approximately $449,000 in working capital and has incurred $1.96 million in operating losses over the last two years. Management is attempting to return the Company to profitability by closing unprofitable stores and restructuring store operations through the enhancement of executive and senior management. During the year ended January 27, 2002, the Company raised approximately $417,000 through the sale of its common stock and warrants, including $150,000, which was received subsequent to January 27, 2002 from additional sales of its common stock.

Although management cannot assure that future operations will be profitable nor that additional debt and/or equity capital will be raised, it believes that its capital resources will be adequate to maintain and realize its business strategy. Should losses continue, however, it could adversely affect future operations.

Fiscal Year - The Company's year is a 52/53-week period ending on the last Sunday in January. Fiscal years ended January 27, 2002 (fiscal 2002) and January 28, 2001 (fiscal 2001) contained 364 days of activity.

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

Marketable Securities - Security investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, with the change in fair value during the period included in the earnings. Security investments that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at the amortized cost of investments. Securities investments not classified as either held-to-maturity or trading securities are available for sale and are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings are recorded as a separate component of equity.

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

Website Development Cost - The Company developed its Website and related costs have been capitalized. Of the total capitalized development costs, the Company paid $95,000 in prior years to Meridian Telesis, LLP, an affiliated entity of Infusion and Equisition, (stockholders of the Company). Capitalized development costs are being amortized over three years, which is the estimated life of the current Website. Amortization costs for the year ended January 27, 2002 and January 28, 2001 was $46,800 and $31,200, respectively.

Advertising - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed the first time the advertising takes place. Advertising expense was $134,509 and $141,751 for the years ended January 27, 2002 and January 28, 2001, respectively.

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

Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the evaluation of future cash flow required to realize the carrying amount of long-lived assets at the store level. As a result of a change in management and operating strategies, the Company currently estimates that long-lived assets will be fully realized in the normal course of business. However, because of economic conditions and other uncertainties, it is possible that estimates of future cash flows could change and future material adjustments may be required.

Impairment of Long-Lived Assets and Trademarks - In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. During fiscal 2002, the Company recorded a $21,000 impairment of fixed assets on a store closed subsequent to year end. No impairment was taken for the year ended January 28, 2001. The Company will continue to evaluate possible additional impairments on a quarterly basis, based on operating results at the store level.

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in available for sale securities, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for all periods presented in these financial statements.

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

Net Loss Per Common Share - The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of January 27, 2002 and January 28, 2001, the Company had 581,050 and 670,625, respectively, outstanding options and warrants for the purchase of common stock, which represents the Company's potential dilutive securities. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended January 27, 2002 and January 28, 2001. Accordingly, basic and diluted EPS are the same for each year.

Impact of Recently Issued Accounting Prounoucements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flow.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flow.

2.       Property and Equipment:

At January 27, 2002, property and equipment consists of the following:
Furniture, fixtures and equipment	$ 1,570,091
Leasehold improvements	2,192,269
3,762,360
Less accumulated depreciation and amortization	(2,225,455)
$ 1,536,905

         Related depreciation and amortization expense for the years ended January 27, 2002 and January 28,
         2001 was $498,332 and $460,125, respectively.

3.       Notes Payable - Current:

         Notes payable consist of the following:

January 27,
2002

Note payable to a bank, interest payable monthly at prime rate plus 3% at January 27, 2002, $8,000 monthly principal and interest payments and the remaining balance due January 5, 2003, collateralized by substantially all the assets of the Company.

$ 239,654
Notes payable used to finance a portion of the Company's insurance package. Payable in monthly installments of $5,418 including interest at 6.84%, maturing in September, 2002.	42,255
Note payable to a vendor for purchases made in fiscal 2002. Monthly interest payments beginning in March 2002 at 4%. All unpaid principal due January 27, 2003. The note is convertible at the Company's option to shares of the Company's common stock on a dollar-for-dollar basis to the market value of the Company's common stock discounted 20%.	100,000
Note payable to a vendor for purchases made in fiscal 2002. Monthly interest payments beginning in February 2002 at 5%. All unpaid principal due January 10, 2003.	67,134
Other	28,235
$ 477,278

          The $239,654 note payable is subject to certain covenants. At January 27, 2002, the Company was not in compliance with certain covenants related to the note. However, the lender has waived compliance with these financial covenants through the term of the note.

4.       Commitments:

Lease Commitments - The Company leases its offices and retail facilities under operating leases for terms expiring at various dates from 2002 to 2010. The corporate office lease has been guaranteed by a director and certain former directors of the Company. The aggregate minimum annual lease payments under leases for the fiscal years are as follows:
2003	$2,113,476
2004	1,785,398
2005	1,074,688
23006	1,046,439
Thereafter	1,835,152
Total minimum lease payments	$7,855,153

Most leases also provide for payment of operating expenses, real estate taxes and in some cases for additional rent based on a percentage of sales. Rental expense was $2,784,220 and $2,752,408 for the years ended January 27, 2002 and January 28, 2001, respectively. Included in rental expense is $0 and $4,385 of additional contingent rent based on percentage of sales for the years ended January 27, 2002 and January 28, 2001, respectively.

Investment Banking, Merger and Acquisition Agreement - On March 1, 2001, the Company entered into an Investment Banking and Merger and Acquisition Agreement with Infusion Capital Partners, LLC. The Agreement called for Infusion to provide certain consulting services regarding the Company's efforts to identify business opportunities including possible joint ventures, licensing arrangements, corporate partnerships, mergers and acquisitions. Infusion was paid a retainer consisting of $25,000 in cash, and a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrant has a two-year term and expires on February 28, 2003. The fair value of the warrant was $53,000. The retainer of $25,000 and the warrant value of $53,000 were charged to operations upon expiration of the agreement on December 31, 2001.

Fulfillment Agreement - On July 29, 2001, the Company entered into an agreement with Con-Tex Silver Imports, Inc., a wholly owned subsidiary of SGD Holdings, Ltd. (see Note 5), whereby Premier Concepts agreed to purchase at least $2,000,000 worth of jewelry products from Con-Tex in a commitment that was to expire in two years, or at such time as Premier fulfilled its $2,000,000 purchase commitment, whichever occurred later. Under the agreement, Premier had the right to purchase jewelry products from other sources in the event Con-Tex was unable to satisfy Premier's product requirements and specifications. Under the terms of the agreement, Con-Tex could terminate the agreement in the event of defaulted by the Company. In March, 2002, the Company was notified by Con-Tex that Con-Tex was exercising its termination rights. The Company does not believe any disruptions in obtaining merchandise or adverse financial effects will result from the termination of the agreement.

Change in Senior Management - On November 12, 2001, the President and CEO resigned (see Note 5). Concurrent with her resignation, the Company's Board of Directors appointed a new Chief Executive Officer. As inducement to enter into a two-year commitment, the new CEO was awarded 400,000 shares of the Company's common stock. While the total 400,000 shares were issued, the agreement stipulated that should the new CEO voluntarily terminate or be terminated for cause, the shares would be subject to pro-rata forfeiture on a proportional basis over the twenty-four month period beginning December 17, 2001. The new CEO would be released from any risk of forfeiture in the event the Company terminates his employment without cause prior to the expiration of the twenty-four month period. Furthermore, if the new CEO voluntarily terminates his position within the first 15 months of employment, the Company will have the option of purchasing the shares earned on a pro-rata basis for $.10 per share. The total value of the shares awarded is $265,600, and is being charged on a pro-rata monthly basis to operations. For the year ended January 28, 2002, $16,600 was charged to operating expenses and $249,000 was recorded as deferred salary as contra-equity.

Management Services Agreement - In March 1999, the Company entered into a Management Services Agreement with Infusion Capital Partners, LLC. The agreement provided for certain consulting services including arrangements of the March 1999 private placement of common stock, and the June 1999 private placement of preferred stock, as discussed in Note 5, as well as strategic, operational and investment banking advice. Infusion received cash compensation of $50,000 and a warrant to purchase 25,000 shares of common stock at $1.25 per share, which expired in March 2002 (see Note 5). The fair value of the warrant was $27,000. The cash compensation and value of the warrant were amortized over the term of the agreement which expired December 31, 1999.

On November 1, 1999, the agreement was extended an additional two years to December 31, 2001. Infusion received an additional warrant to purchase 25,000 shares of the Company's common stock at $.875 per share which expires in November 2002 (see Note 5). This warrant is valued at $17,800, and was amortized over the term of the extension agreement, which expired December 31, 2001.

Litigation, Claims on Assessments - From time to time, we are involved in commercial disputes in the ordinary course of business with vendors, landlords and other parties, which on occasion become the subject matter of litigation. At the present time, except as set forth below, we are not a party to any legal proceedings outside of the ordinary course of business or which would have a material adverse impact upon our operations or properties.

The Company also has a legal claim pending by a company that is asserting copyright infringement, which the Company is denying. However, to avoid future costs, the Company has reached a tentative settlement of this claim, which is not expected to have a material adverse effect on the Company's financial position as of January 28, 2002. If the litigation is not settled, the Company intends to vigorously oppose this action.

In addition, the Company in engaged in two separate disputes with landlords. The first of which relates to the Company's former store located in West Nyack, New York, which was closed in January 2000 due to poor performance. The landlord asserts claims of approximately $140,000 for rent and other amounts due under the lease. The Company has denied liability and has filed a counterclaim against the landlord asserting breach of contract, false representation and fraud in inducing the Company to enter into the lease. The Company's counterclaim seeks damages in excess of $300,000 representing the cost of the leasehold improvements and losses sustained during the time the store was operating. Based on management's assessment of the facts and consultations with legal counsel, it believes the likelihood of a material adverse outcome in this matter is unlikely.

In a second action, the Company is engaged in a dispute with the landlord of the Company's store located in the Aladdin Hotel and Casino, which opened in August 2000. The landlord was claiming past due rents under the lease of approximately $85,000 and was seeking an unlawful detainer and summary eviction. The Company has denied liability and has filed a counterclaim asserting fraud, intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. In April 2001, based on evidence presented by the Company the court denied the landlord's summary eviction, and ordered that all future proceedings would be conducted through the pending litigation. The court also ordered that the Company pay $35,000 of the Aladdin's claim, and to pay minimum rent at 50% of the lease stipulated rent during the pendency of the litigation. The trial date has been scheduled for February 25, 2003. The Company intends to vigorously defend the action and prosecute its counterclaims. Because of the limited amount of discovery that has been conducted, no assessment of an unfavorable outcome has been established.

5.       Stockholders' Equity and Redeemable Common Stock:

Exchange of Common Stock - On July 29, 2001, the Company completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of the Company's common stock for 965,000 shares of SGD Holdings, Ltd. common stock. The Company valued the transaction based on the closing market price of Premier Concept's common stock on July 27, 2001, as quoted on the Nasdaq Stock Market. FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. As of January 27, 2001, the Company has classified its investment in marketable equity securities at fair value and as trading securities as a result of the Company's intention to no longer hold the securities indefinitely. Fair value is defined to be the last closing price for the listed securities. Unrealized gains and losses based on fluctuations in the market value of the investment securities are recorded as other income expenses in the period the fluctuation occurs.  Subsequent to January 27, 2002 the value of SGD Holdings, Ltd. common stock has continued to decline.

The Company believes the investment is restricted from sale in the open market under Section 144. In addition, due to the limited trading volume of SGD Holdings, Inc. common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market after the one-year holding period. As a result of this restriction and the limited trading volume the Company believes the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that the Company will realize the recorded value of this investment. The Company's new CEO is a director of SGD Holdings, Inc.

For the year ended January 27, 2002, the Company recorded an unrealized loss on this investment of $384,200 based on the fair value of the investment as of January 27, 2002.

Private Placements of Common Stock - On July 27, 2001, the Company received $266,511 from six investors for 304,584 shares of the Company's common stock. On January 17, 2002, the Company sold to two investors units to purchase 300,000 shares of the Company's common stock and 200,000 warrants for $150,000, which was received after year end. The warrants enable the holders to purchase an additional 100,000 shares of the Company's common stock at an exercise price of $1.50 per share and an additional 100,000 shares of the Company's common stock at an exercise price of $2.00 per share and expire in 2005.

Preferred Stock - The Board of Directors has authority to divide the class of the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series as permitted by the Company's articles of incorporation at the time of designation. The Board of Directors has authorized the issuance of Series A and Series B preferred stock.

Series B Convertible Preferred Stock - On February 3, 2000, the Board of Directors approved an amendment to the Articles of Incorporation to authorize a new Series B Convertible Preferred Stock. The new Series B Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, at a liquidation value of $10,000 per share plus accrued and unpaid dividends. The Series B preferred stock has an annual dividend rate of 3% and such dividends are cumulative. Each share of Series B preferred stock is convertible, at the option of the holder, into approximately 3,077 shares of common stock. All Series B preferred stock automatically converts into common stock upon the second anniversary of the date of issuance. As of January 27, 2002, no Series B preferred stock has been issued.

Stock Purchase Warrants - The Company has granted warrants, which are summarized as follows:
	Fiscal 2002		Fiscal 2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	573,125	$8.319	654,083	$ 8.222
Granted	75,000	1.000	16,454	10.000
Granted	100,000	1.500	10,000	1.813
Granted	100,000	2.000	-	-
Exercised			(2,500)	1.250
Exercised	-	-	(8,000)	4.100
Exercised	-	-	(64,912)	9.546
Cancelled	-	-	(32,000)	4.100
Forfeited	(10,000)	1.813	-	-
Expired	(418,075)	10.000	-	-
Outstanding, end of year	420,050	$ 2.381	573,125	$ 8.319
Vested, end of year	420,050	$ 2.381	563,125	$ 8.446

During fiscal 2002, an additional 75,000 warrants for consulting services were granted equal to the market price of the stock on the grant date. As a result, the Company recorded consulting expenses of $53,000 during fiscal 2002.

The weighted average contractual life for all warrants as of January 27, 2002 was 1.75 years, with the exercise prices ranging from $.875 to $9.00. The weighted average fair value for all warrants granted in fiscal 2002 and fiscal 2001 was $1.545 and $1.35, respectively. Warrants outstanding at January 27, 2002 will expire as follows:
Fiscal Years	Number of Shares	Weighted Average Exercise Price
2003	145,050	$3.965
2004	75,000	1.000
2005	200,000	1.750
	420,050

Non-Qualified Stock Options - On November 20, 2001, the Company entered into a consulting agreement with its former President and Chief Executive Officer. As partial compensation for services rendered under the agreement, a total of 62,500 non-qualified stock options were issued. These options have an exercise price ranging from $0.910 to $6.50, with a weighted average exercise price of $2.236, and expire on March 31, 2003. The value of the options was $27,000 and is being charged to operations over the life of the agreement, which expires in December 2002.

Stock Options - In 1993, the Company adopted the 1993 Incentive Stock Option Plan (the "Plan") which provides for the Company to grant options to purchase up to 115,000 shares of the Company's common stock to officers, employees, and directors of the Company. In fiscal 1999, the Company increased the number of authorized shares to 165,000. In fiscal 2002, the Company increased the number of authorized shares to 300,000. Pursuant to the Plan, the Company may grant incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options.

Under a formula approved by the Board of Directors, each outside director is automatically granted stock options on their anniversary date for each full year of service for the purchase of 10,000 shares of common stock at a price equal to 100% of the fair market value of the Company's common stock at the date of grant. Each option is exercisable one year after the date of grant and expires two years thereafter.

Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed 10 years.

The following is a table of activity of the Plan:
	Fiscal 2002		Fiscal 2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	107,500	$3.994	$147,500	$ 3.629
Granted to:
Employees	116,000	1.117	-	-
Directors	45,000	1.143	-	-
Exercised	-	-	(30,000)	2.313
Forfeited	(62,500)	2.236	(5,000)	2.313
Expired	(45,000)	4.056	(5,000)	5.00
Outstanding, end of year	161,000	$1.790	107,500	$ 3.994
Vested, end of year	116,000	$2.103	107,500	$ 3.994

For all options granted during fiscal 2002, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The fair market value of the Company's common stock is determined by the quoted closing price on the date of grant. The weighted average contractual life for all options as of January 28, 2003 was approximately 2.78 years, with the exercise prices ranging from $0.77 to $7.19. If not previously exercised, all options outstanding at January 27, 2002, will expire as follows:
Fiscal Years	Number of Shares	Weighted Average Exercise Price
2003	27,500	$ 4.898
2004	15,000	1.250
2005	52,500	1.212
2007	66,000	1.077
	161,000	$ 1.790

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
	Fiscal Years Ended
	January 27,	January 28,
	2002	2001
Net loss applicable to common shareholders:
As reported	$(1,479,550)	$(974,368)
Pro forma	$(1,622,458)	$(995,481)
Net loss per common share (basic) and diluted:
As reported	$ (.80)	$ (.69)
Pro forma	$ (.88)	$ (.70)

For purposes of this disclosure, the weighted average fair value of the options granted in fiscal 2002 was $1.124. No options were granted during fiscal year January 28, 2001. The fair value of each employee option granted in fiscal year 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	Fiscal Years Ended
	January 27,	January 28,
	2002	2001
Expected volatility	157%	N/A
Risk-Free interest rate	4.53%	N/A
Expected dividends	-	N/A
Expected terms (in years)	4.41%	N/A

6.       Income Taxes:

The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the fiscal years ended:
	January 27, 2002	January 28, 2000
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(3.3)%	(3.3)%
Increase (reduction) in valuation allowance related to of net operating loss carryforwards and change in temporary differences	37.3%	37.3%
	0%	0%

The components of the net deferred tax asset recognized as of January 27, 2002 are as follows:
Deferred tax assets (liabilities):
Current -
Capitalized inventory	$ 59,000
Prepaid expense	(21,000)
Inventory reserve	9,000
Other	19,000
Non-current -
Net operating loss carryforwards	1,098,000
Property and equipment	72,000
Other	17,000
Valuation allowance	(1,253,000)
Net deferred tax asset	$ -

The valuation allowance was $1,253,000 at January 28, 2001 increased by $110,000 for the year ended January 27, 2002.

At January 27, 2002, the Company has approximately $1,098,000 available in net operating loss carryforwards which begin to expire from 2009 to 2021. As a result of certain non-qualified stock options which have been exercised, approximately $563,000 of the net operating loss carryforward will be charged to "paid in capital," when, and if, the losses are utilized. Also, a substantial portion of the net operating loss may be subject to Internal Revenue Code Section 382 limitations.

7.       Termination of Proposed Merger:

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

8.        Subsequent Events:

Sale of Common Stock and Warrants - On March 20, 2002, the Company received $150,000 from an investor for the sale of units for the purchase of 300,000 shares of the Company's common stock and warrants for the purchase of 200,000 shares of common stock. The warrants enable the holders to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share and an additional 100,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants expire in 2005.

Incentive Stock Option Plan - On January 28, 2002, the Company's Board of Directors approved the 2002 nonstatutory Stock Option Plan which provides for the Company to grant options to purchase up to 1,500,000 shares of the Company's common stock to selected key employees and consultants. Key employees and consultants may include officers and directors as determined by the administrative body at their discretion. However, no option may be granted under the Plan to directors or officers until shareholder approval is obtained. The Plan will be administered by the Company's Board of Directors. The exercise price for options granted under the Plan may be more, equal to, or less than the current market price of the Company's common stock on the date of grant. However, any options granted at less than 85% of the market value on the grant date requires approval by the Company's Board of Directors. No options may be granted under the Plan after December 31, 2004. No options have been issued under the Plan as of the date of the report.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended January 27, 2002, or January 28, 2001.

PART III

       Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of January 27, 2002.

PART IV

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.        Title
2.1	Agreement and Plan of Merger dated as of February 7, 2000 among Premier Concepts, AmazeScape and AmazeMerger
2.2	Amendment to Agreement and Plan of Merger dated April 19, 2000 among Premier Concepts, AmazeScape and AmazeMerger
3.1	Articles of Incorporation of Premier Concepts (incorporated herein by reference to Premier Concepts' Registration Statement on Form S-1 (File No. 33-42701))
3.2	Amendment to Articles of Incorporation of Premier Concepts authorizing Series A Convertible Preferred Stock and changing corporate name to "AmazeScape.com, Inc."
3.3	Bylaws of Premier Concepts (incorporated herein by reference to Premier Concepts Registration Statement on Form S-1 (File No. 33-42701)).
3.4	Amendment to Bylaws of Premier Concepts (previously filed)
4.1	Specimen Common Stock Certificate of Premier Concepts (incorporated herein by reference to Premier Concepts Registration Statement on Form S-1 (File No. 33-42701))
4.2	Specimen Convertible Preferred Stock certificate of Premier Concepts
4.3	Article IV of Premier Concepts' Articles of Incorporation, as amended
5.1	Opinion of Neuman & Drennan, P.C. regarding the validity of the securities being registered.
8.1	Opinion of Hangley, Aronchick, Segal & Pudlin regarding certain federal income tax consequences relating to the Merger.
8.2	Opinion of Parker Chapin LLP regarding certain federal income tax consequences relating to the merger.
10.1	Employment Agreement dated October 15, 1999 between AmazeScape.com, Inc. and Harrichand Persaud (previously filed)
10.2	Employment Agreement dated October 15, 1999 between AmazeScape.com, Inc. and Anton Nicaj (previously filed)
10.3	Service Provider Agreement dated September 1, 1999 between AmazeScape.com, Inc. and Meglyn Enterprises, Inc. (previously filed)
10.4	Service Provider Agreement dated September 9, 1999 between AmazeScape.com, Inc. and New York Internet Center (previously filed)
10.5	Management Services Agreement dated October 12, 1999 between AmazeScape.com, Inc. and Infusion Capital Partners, LLC (previously filed)
10.6	Amendment dated January 28, 2000 to Management Services Agreement dated December 2, 1999 between AmazeScape.com, Inc. and Infusion Capital Partners, LLC (previously filed)
10.7	Warrant to Purchase Shares of AmazeScape common stock dated October 12, 1999 in favor of Infusion Capital Partners, LLC (previously filed)
10.8	Warrant to Purchase Shares of AmazeScape common stock dated January 28, 2000 in favor of Infusion Capital Partners, LLC (previously filed)
10.9	Translation Services Agreement between AmazeScape.com, Inc. and E-Lingo Corporation (previously filed)
10.10	Form of Warrants to AmazeScape Directors (previously filed)
10.11	Employment Agreement between Registrant and Sissel Eckenhausen (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.12	Employment Agreement between Registrant and Todd Huss (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.13	Employment Agreement between Registrant and Kevin O'Brien (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.14	Amendment to Employment Agreement between Registrant and Sissel Eckenhausen (previously filed)
10.15	Amendment to Employment Agreement between Registrant and Todd Huss (previously filed)
10.16	Amendment to Employment Agreement between Registrant and Kevin O'Brien (previously filed)
10.17	Registrant's Consulting Agreement with Cohig & Associates, Inc. (incorporated by reference to Registrant's Registration Statement on Form S-1 (File No 33-42701)
10.18	Registrant's Agreement Regarding Basic Terms with Infusion Capital Partners, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.19	Registrant's First Stock Purchase Agreement with Equisition Capital, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.20	Registrant's Second Stock Purchase Agreement with Infusion Capital Partners, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.21	Registrant's Management Services Agreement with Infusion Capital Partners, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.22	Voting Agreement dated February 3, 2000 among Premier Concepts, Sissel Eckenhausen, Equisition Capital, LLC and International Monetary Group (previously filed)
*10.23	Employment letter agreement with Terry Washburn.
*23.1	Consent of Hein + Associates LLP
99.3	Investment Banking, Merger and Acquisition Agreement dated March 1, 2001 among Premier Concepts, Inc. and Infusion Capital Partners, LLC
99.4	Letter of Notice of Termination of Agreement and Plan of Merger dated _________

                         ____________________________________

                         * Filed herewith.

Financial Statement Schedules

None

Current Reports on Form 8-K

None

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
PREMIER CONCEPTS, INC.
Date: 4/26/2002	By:/s/ Terry Washburn Terry Washburn, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Terry Washburn Terry Washburn	President, Chief Executive Officer and Chairman of the Board of Directors	4/26/2002
/s/ William Nandor William Nandor	Director	4/26/2002
/s/ Gary Wolf Gary Wolf	Director	4/26/2002
/s/ Todd Huss Todd Huss	Chief Financial Officer Principal Accounting Officer	4/26/2002