Form 10QSB
period 2002-04-28
PREMIER CONCEPTS INC /CO/
filed 2002-06-12
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 33-42701

     PREMIER CONCEPTS, INC.
(Exact Name of Small Business Issuer as
Specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1186026 (IRS Employer Identification Number)

3033 South Parker Road, Suite 120, Aurora, Colorado    80014
(Address of principal executive offices)                        (Zip Code)

                     (303) 338-1800
(Issuer's telephone number, including area code)

__________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

As of June 10, 2002, the Registrant had 3,695,158 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

       The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying balance sheet at April 28, 2002, statements of operations for the three months ended April 28, 2002, and April 29, 2001, and statements of cash flows for the three months ended April 28, 2002, and April 29, 2001 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. The interim financial statements are not necessarily indicative of results of operations expected for the fiscal year. The balance sheet as of January 27, 2002 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Premier Concepts Form 10-KSB for the year ended January 27, 2002.

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

PREMIER CONCEPTS, INC.
BALANCE SHEETS
AS OF APRIL 28, 2002 AND JANUARY 27, 2002
(UNAUDITED)
	April 28, 2002	January 27, 2002
ASSETS
Current Assets:
Cash & cash equivalents	$ 527,692	$ 578,778
Merchandise inventories	1,368,099	1,370,340
Prepaid expenses & other	151,697	144,577
Common stock subscriptions	-	150,000
Total Current Assets	2,047,488	2,243,695
Property and equipment, net	1,416,993	1,536,905
Other Assets:
Marketable equity securities	510,550	144,750
Trademarks, net	22,734	25,834
Website development cost, net	52,016	63,716
Other	56,425	65,032
Total Assets	$ 4,106,206	$ 4,079,932
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 443,747	$ 477,278
Accounts payable	654,987	714,254
Accrued liabilities	576,177	601,104
Total current liabilities	1,674,911	1,792,636
Deferred rent	279,995	301,548
Total liabilities	1,954,906	2,094,184
Stockholders' Equity:
Preferred stock, $.10 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.002 par value; 850,000,000 shares authorized; 3,695,158 shares issued and outstanding at April 28, 2002, and 2,895,158 shares issued and outstanding at January 27, 2002	7,390	5,790
Additional paid-in capital	9,253,597	8,436,433
Deferred compensation	(215,799)	(249,000)
Accumulated deficit	(6,893,888)	(6,207,475)
Total Stockholders' Equity	2,151,300	1,985,748
Total Liabilities & Equity	$ 4,106,206	$ 4,079,932

PREMIER CONCEPTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 28, 2002 AND APRIL 29, 2001
(UNAUDITED)
	Three Months Ended April 28, 2002	Three Months Ended April 29, 2001
Total Revenues	2,479,605	2,421,803
Cost of Goods Sold	804,125	745,665
Gross Margin	1,675,480	1,676,138
Operating Expenses:
Personnel	853,811	867,438
Occupancy	677,045	695,182
Other selling, general and administrative	804,191	342,318
Depreciation and amortization	137,556	139,524
Total Operating Expenses	2,472,603	2,044,462
Operating Loss	(797,123)	(368,324)
Other Income (Expenses):
Interest, net	(5,090)	(4,069)
Gain on investment	115,800	-
Other	-	2,290
Other, net	110,710	(1,779)
Net Loss	$(686,413)	$ (370,103)
Net Loss Per Common Share (Basic and Diluted):	$ (0.22)	$ (0.24)
Weighted Average Common Shares Outstanding	3,090,762	1,526,508

PREMIER CONCEPTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 28, 2002 AND APRIL 29, 2001
(UNAUDITED)
	Three Months Ended April 28, 2002	Three Months Ended April 29, 2001
Cash Flows From Operating Activities:
Net Loss	$ (686,413)	$ (370,103)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of stock and warrants issued for services	458,445	18,975
Depreciation and amortization	137,556	139,524
Gain in market value of investments	(115,800)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Merchandise inventories	2,241	(164,222)
Other assets	(4,993)	25,636
Increase (decrease) in:
Accounts payable and accrued liabilities	(84,194)	84,198
Other liabilities	(21,553)	(13,729)
Net cash used by operating activities	(314,711)	(279,721)
Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(2,844)	(7,027)
Net cash used by investing activities	(2,844)	(7,027)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	300,000	-
Issuance of note payable	19,522	8,735
Payments on notes payable	(53,053)	(38,538)
Net cash provided (used) by financing activities	266,469	(29,803)
Decrease in Cash and Cash Equivalents	(51,086)	(316,551)
Cash & Cash Equivalents, beginning of period	578,778	691,693
Cash & Cash Equivalents, end of period	$ 527,692	$ 375,142
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 7,239	$ 10,196
Non-cash transaction - Common stock issued for services	$ -	$ 10,000
Non-cash transaction - Options and warrants issued for services	$ 418,764	$ 53,000
Non-cash transaction - Exchanges of common stock	$ 250,000	$ -

PREMIER CONCEPTS, INC.
 NOTES TO FINANCIAL STATEMENTS
April 28, 2002
(UNAUDITED)

Stockholders' Equity

       On March 18, 2002, we completed a $150,000 private placement with an investor for the sale of 300,000 shares of our $.002 par value common stock at a price of $0.50 per share. In addition, the investor received stock purchase warrants to purchase a total of 100,000 shares of common stock at $1.50 per share, and an additional 100,000 shares of common stock at $2.00 per share.

       In April 2002, we completed an exchange of common stock with a group of investors. In a series of transactions we acquired 200,000 shares of IVAT Industries, Inc., and 400,000 shares of Beechport Capital Corp., in exchange for 500,000 shares of Premier Concepts, Inc. common stock. The shares acquired are subject to fixed price buy-back options, which expire in September 2002. We also have a right to rescind the transactions, which expire in September 2002. We intend to sell the securities as market conditions permit, and as such, the investments are classified as trading securities. However, these shares are thinly traded securities, and therefore there can be no assurance that upon sale we will realize the recorded fair value of the investments. The recorded fair value of the securities at April 28, 2002 was $250,000.

       During the three months ended April 28, 2002, 850,000 options to purchase shares of common stock were issued to certain consultants in connection with various consulting agreements to provide accounting, legal, marketing, and general business advisory services. The terms of the agreements vary from one to three years. The option exercise prices were determined by the closing price of our common stock on the date of grant and range from $.58 to $.65 per share. The fair value of the options granted were determined by the Black-Scholes pricing model, using volatility indexes ranging from 161.6% to 166.1%, and risk-free interest rates ranging from 3.52% to 4.16%. All options granted are fully vested at issuance and have a term of three years. The fair value of these options is $419,000 and was charged to operations as professional fees during the quarter ended April 28, 2002.
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

Seasonality and Quarterly Fluctuations

       Our faux jewelry chain, operating under the trade names Impostors, Elegant Pretenders and Joli Joli, historically has realized lower sales during the first three quarters which has resulted in incurring operating losses during those quarters. To this end, we have generated an operating loss during the three months ended April 28, 2002 of $797,123, as compared to an operating loss of $368,324 for the three months ended April 29, 2001.

       Our retail business is highly seasonal with our mall locations generating approximately 20% of revenues during the December holiday season. Our 11 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

Liquidity and Capital Resources - April 28, 2002 Compared to January 27, 2002

       At April 28, 2002 our operating cash balance of $527,692 was approximately 9% less than the cash balance of $578,778 at January 2, 2002.

       On March 18, 2002, we completed a $150,000 private placement with an investor for the sale of 300,000 shares of our $.002 par value common stock at a price of $0.50 per share. In addition, the investor received stock purchase warrants to purchase a total of 100,000 shares of common stock at $1.50 per share, and an additional 100,000 shares of common stock at $2.00 per share.

       During the three months ended April 28, 2002, merchandise inventories nominally decreased $2,241, or less than 1%.

       Prepaid expenses and other current assets, which generally include prepaid operating expenses and accounts receivable, increased slightly by approximately $7,100. Included in prepaid expenses and other current assets is a $25,000 insurance claim receivable resulting from a theft of jewelry in one of our tourist stores in Florida, which occurred in the fourth quarter of the fiscal year ended January 27, 2002.

       On January 17, 2002, we executed private placement agreements with two investors for the sale of 300,000 shares of our $.002 par value common stock at a price of $0.50 per share. In addition, the investors received stock purchase warrants to purchase a total of 100,000 shares of common stock at $1.50 per share, and 100,000 shares of common stock at $2.00 per share. The proceeds of $150,000 were received on January 28, 2002 and as such, were classified as stock subscriptions at January 27, 2002.

       As a result of the foregoing, current assets decreased by $196,207 from $2,243,695 at January 27, 2002 to $2,047,488 at April 28, 2002.

       For the three months ended April 28, 2002, accounts payable and accrued expenses decreased $84,194, or approximately 6%, and is attributed primarily to merchandise acquired for the 2001 holiday shopping season and paid for during the first quarter. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

       Notes payable decreased by approximately $33,500. This decrease is primarily the result of regularly scheduled payments made of $53,053. In February, a short-term note in the amount of $19,522 was issued to finance a portion of our commercial liability insurance package. The note bears interest at 6.84%, requires monthly principal and interest payments of $2,498, and matures on September 19, 2002.

       Included in notes payable is a bank note with a principal balance of $220,174 at April 28, 2002. The note requires monthly principal and interest payments of $8,000. The note bears interest at the bank's prime lending rate plus 3%, and matures on January 5, 2003 at which time all unpaid principal and interest are due.

       Also included in notes payable is a $100,000 note payable to a vendor. The note requires monthly 4% interest only payments and matures on January 27, 2003, at which time all unpaid principal and interest is due. The note is convertible at our option to shares of common stock on a dollar-for-dollar basis to the market value of our common stock at the time of conversion discounted by 20%.

       Also included in notes payable is a $67,134 note payable to a vendor. The note requires monthly 5% interest only payments. The note matures on January 10, 2003, at which time all unpaid principal and interest is due.

       As a result of the foregoing, current liabilities decreased approximately $117,700 from $1,792,636 at January 27, 2002, to $1,674,911 at April 28, 2002. Working capital decreased $78,482 from $451,059 at January 27, 2002 to $372,577 at April 28, 2002.

       During the three months ended April 28, 2002 we invested approximately $2,800 in property and equipment, which generally represents the purchase of additional computer equipment. This compares with approximately $7,000 invested during the comparable period ended April 28, 2001, which generally included minor repairs and improvements at our store in Tempe, Arizona.

       Based on the foregoing, property and equipment, net of accumulated depreciation, decreased $119,912, from $1,536,905 at January 27, 2002, to $1,416,993 at April 28, 2002. In the event that facts and circumstances indicate that the costs of long-lived assets may be impaired, an evaluation of recoverability is performed. At April 28, 2002 we evaluated certain non-performing stores for possible impairment of the store's assets. Based on the recoverability analysis, no impairment charges were taken at April 28, 2002. However, there can be no assurance that impairment charges will not be taken in future periods as facts and circumstances change.

       On July 29, 2001, we completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of our common stock for 965,000 shares of SGD Holdings, Ltd. common stock. We valued the transaction based on the closing market price of our common stock on July 27, 2001, as quoted on the Nasdaq Stock Market. FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. As of April 28, 2002, we have classified the investment at fair value and as trading securities as a result of our intention to not hold the securities indefinitely. Fair value is defined to be the last closing price for the listed securities. Unrealized gains and losses based on fluctuations in the market value of the investment securities are recorded as other income or expenses in the period the fluctuation occurs. For the quarter ended April 28, 2002, we recorded a gain in the market value of this investment of $115,800. We believe the investment is restricted from sale in the open market under Section 144. In addition, due to the limited trading volume of SGD Holdings, Inc. common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market after the one-year holding period. As a result of this restriction and the limited trading volume we believe the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that we will realize the recorded value of this investment.

       In April 2002, we completed an exchange of common stock with a group of investors. In a series of transactions we acquired 200,000 shares of IVAT Industries, Inc., and 400,000 shares of Beechport Capital Corp., in exchange for 500,000 shares of Premier Concepts, Inc. common stock. The shares acquired are subject to fixed price buy-back options, which expire in September 2002. We also have a right to rescind the transactions, which expire in September 2002. We intend to sell the securities as market conditions permit, and as such, the investments are classified as trading securities. However, these shares are thinly traded securities, and therefore there can be no assurance that upon sale we will realize the recorded fair value of the investments.  The recorded fair value of the securities at April 28, 2002 was $250,000.

       Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $22,734 at April 28, 2002.

       In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform from which we showcase existing and new product concepts. The new site was launched on May 30, 2000. In January 2002, we temporarily disabled certain aspects of the site including the product sales links. The website is currently being evaluated for possible modifications to enhance customer and investor experience. We expect the website to be re-launched prior to the 2002 holiday shopping season. At April 28, 2002, we had a net investment of $52,016 (net of accumulated amortization of $89,700) in the impostors.com website. The investment is being amortized over three years.

       Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $56,425 at April 28, 2001 is approximately $8,600 less than the January 27, 2002 balance of $65,032, and generally reflects the write-off of a security deposit forfeited as part of an early termination agreement associated with our former store in Bellevue, Washington. The store was closed on March 25, 2002, due to continued poor performance.

       Deferred rent decreased $21,553 from $301,548 at January 27, 2002, to $279,995 at April 28, 2002, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

       As discussed above, in March 2002, we completed a private placement of 300,000 shares of our common stock for $150,000. Also as discussed above, we completed a series of exchanges of common stock in which we issued 500,000 shares of our common stock in exchange for 200,000 shares of IVAT Industries, Inc. common stock, and 400,000 shares of Beechport Capital Corp. common stock.

       As a result of the foregoing, common stock increased $1,600, from $5,790 (2,895,158 shares outstanding) at January 27, 2002, to $7,390 (3,695,158 shares outstanding) at April 28, 2002.

       On January 28, 2002, the Board of Directors approved the 2002 nonstatutory Stock Option Plan which provides for the granting of options to purchase up to 1,500,000 shares of the Company's common stock to selected key employees and consultants. The Plan is administered by the Board of Directors. During the first quarter, 850,000 options were issued in connection with various consulting agreements to provide accounting, legal, marketing, and general business advisory services. The terms of the agreements vary from one to three years. The option exercise prices were determined by the closing price of our common stock on the date of grant and range from $.58 to $.65 per share. The fair value of the options granted were determined by the Black-Scholes pricing model using volatility indexes ranging from 161.6% to 166.1%, and risk-free interest rates ranging from 3.52% to 4.16%. All options granted are fully vested at issuance and have a term of three years. The fair value of the options of $418,764 was charged to operations as professional fees on the date of grant.

       As a result of the foregoing, additional paid in capital increased $817,164 from $8,436,433 at January 27, 2002 to $9,253,597 at April 28, 2002.

       In December 2001, Mr. Terry Washburn was awarded 400,000 shares of the Company's common stock as inducement to enter into a two-year commitment to serve as President and Chief Executive Officer. While the total 400,000 shares were issued to Mr. Washburn, the agreement stipulates that should he voluntarily terminate or be terminated for cause, the shares would be subject to pro-rata forfeiture on a proportional basis over the twenty-four month period beginning December 17, 2001. Mr. Washburn would be relieved from any risk of forfeiture in the event his employment would be terminated without cause prior to the expiration of the twenty-four month period. If Mr. Washburn voluntarily terminates his employment within the first 15 months of his employment, we will have the option of purchasing the shares earned on a pro-rata basis for $.10 per share. The total value of the shares awarded was $265,600. The unearned portion of the shares is classified as deferred compensation and is being charged to operations on a pro-rata monthly basis. For the three months ended April 28, 2002, 50,000 shares were earned under the award at a value of $33,201.

       As a result of the net loss for the three months ended April 28, 2002 of $686,413, the accumulated deficit increased from $6,207,475 at January 27, 2002 to $6,893,888 at April 28, 2002. Considering the net loss and the equity transactions as discussed above, total stockholders' equity increased $165,552 from $1,985,748 at January 27, 2002 to $2,151,300 at April 28, 2002.

       Net cash used by operating activities was $314,711 for the three months ended April 28, 2002, compared with $279,721 for the three months ended April 29, 2001. The change of approximately $35,000 primarily represents the decrease in accounts payable and accrued liabilities, and stable inventory levels for the three months ended April 28, 2002.

       Net cash used by investing activities was $2,844 for the three months ended April 28, 2002 compared with $7,027 for the three months ended April 29, 2001. As discussed above, the investments in property and equipment during the quarters ended April 2001 and 2002 were for purchase of additional computer equipment, and for minor repairs and improvements for our store in Tempe, Arizona, respectively.

       Net cash provided by financing activities for the three months ended April 28, 2002 was $266,469, and represents proceeds from private placements of our common stock in January and March of 2002, as well as the financing of a portion of our commercial insurance policies and regularly scheduled debt payments. This compares to net cash used by financing activities of $29,803 for the three months ended April 29, 2001, which represented the issuance of a note payable to finance a portion of our commercial liability insurance package, and regularly scheduled payments on other notes payable.

       The foregoing resulted in a decrease of $51,086 in our operating cash position from $578,778 at January 27, 2002 to $527,692 at April 28, 2002. This compares with a decrease in cash of $316,551 from $691,693 at January 28, 2001, to $375,142 at April 29, 2001.

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

Results of Operations - Three Months Ended April 28, 2002 Compared to Three Months Ended April 29, 2001

       Set forth below is selected summary financial data derived from the financial statements and financial records.

	Three Months Ended April 28, 2002	Three Months Ended April 29, 2001
Statements of Operations Data:
Total Revenues	$ 2,479,605	$ 2,421,803
Operating loss	(797,123)	(368,324)
Net loss	(686,413)	(370,103)
Net loss per common share	(.22)	(.24)
Weighted average shares outstanding	3,090,762	1,526,508
Statistical Data:
Store revenues	$ 2,478,733	$ 2,415,366
Store gross margin	1,676,068	1,674,735
Store operating expenses	1,535,398	1,651,927
Store operating profit	52,056	22,808
Corporate overhead operating expenses	848,425	378,143
Gross margin percentage	67.6%	69.2%
Comparable same store sales (27 stores)	2,371,300	2,148,775
Comparable same store sales growth	10.4%	-7.3%

       Total revenues for the three months ended April 28, 2002 were $2,479,605 as compared to $2,421,803 for the comparable period ended April 29, 2001, an increase of $57,802, or 2.4%. Comparable same store sales (27 stores) were $2,371,300 for the three months ended April 28, 2002 as compared to $2,148,775 for the comparable period ended April 29, 2001, an increase of approximately $222,500, or 10.4%. Of the comparable same store sales increase, approximately $137,500 is attributed to our tourist locations in California, Nevada, Washington D.C., and Florida. Non-same store sales of approximately $107,400 and $266,600 for the three months ended April 28, 2002, and April 29, 2001, respectively, are attributed to stores closed since April 29, 2001, and our outlet store in Sunrise, Florida which was moved to a new location during the quarter ended April 28, 2002. Following is a schedule of store closings since January 28, 2001:
Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease;
Hillsdale Mall, San Mateo, CA - closed August 31, 2001 upon expiration of lease;
San Francisco Center, San Francisco, CA - closed December 26, 2001 upon expiration of lease; and,
Bellevue Square, Bellevue, WA - closed March 25, 2002 upon early termination agreement.

       Also included in total revenues are approximately $900 and $6,400 for the quarters ended April 28, 2002 and April 29, 2001, respectively. These revenues generally represent sales to corporate employees and sales generated from our website.

       For the three months ended April 28, 2002, cost of goods sold was $804,125 and the gross margin was $1,675,480, or 67.6%. For the three months ended April 29, 2001, cost of goods sold was $745,665 and the gross margin was $1,676,138, or 69.2%. The decrease in gross margin percentage is primarily attributed to a moving sale conducted at our store in Sunrise, Florida in which we liquidated old merchandise carried over from the 2001 holiday shopping season. Also included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $19,774, or .80% of total revenue for the quarter ended April 28, 2002. This compares with freight charges of $20,467, or .85% of total revenue for the quarter ended April 29, 2001.

       Total operating expenses were $2,472,603 for the quarter ended April 28, 2002, compared to $2,044,462 for the quarter ended April 29, 2001, or 99.7% and 84.4% of revenues, respectively. The largest category of these expenses were comprised of store and corporate office personnel expenses, which amounted to $853,811, or 34.4% of revenues, and $867,438, or 35.8% of revenues for the quarters ended April 28, 2002, and April 29, 2001, respectively, a decrease of approximately $13,600. This decrease is attributed primarily to operating two fewer stores during the quarter ended April 28, 2002, than during the comparable quarter ended April 29, 2001.

       Total personnel costs for our corporate personnel were approximately $212,200 and $234,100 for the quarters ended April 28, 2002, and April 29, 2001, respectively. Included in corporate personnel costs is $33,200 representing the amortization of deferred compensation costs associated with the December 2001 stock award to our President and Chief Executive Officer, as discussed above in "Liquidity and Capital Resources." The overall decrease in corporate personnel costs of $21,900 is attributed to staff reductions and the departure of our Chief Operating Officer in February 2002.

       Occupancy costs of $677,045, and $695,182, are included in total operating expenses for the three months ended April 28, 2002 and April 29, 2001, respectively. The decrease of approximately $18,000 reflects reduced rent expenses resulting from operating two fewer stores during the quarter ended April 28, 2002.

       Other selling, general and administrative expenses of $804,191 and $342,318 are included in total operating expenses for the quarters ended April 28, 2002 and April 29, 2001, respectively. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:
	Three Months Ended April 28, 2002		Three Months Ended April 29, 2001
Advertising and promotion	$ 81,698	3.3%	$ 42,449	1.8%
Banking fees	50,442	2.0%	52,625	2.2%
Merchandise distribution	14,479	0.6%	20,314	0.8%
Repairs and rentals	14,414	0.6%	14,298	0.6%
Property insurance, fees, and taxes	39,561	1.6%	31,175	1.3%
Professional and service fees	477,669	19.3%	35,384	1.5%
Supplies and product packaging	35,403	1.4%	53,968	2.2%
Telephone and utilities	46,409	1.9%	47,539	2.0%
Travel	33,432	1.3%	27,672	1.1%
Other	10,684	0.4%	16,894	0.7%
	$ 804,191	32.4%	$ 342,318	14.1%

       Included in advertising and promotion costs is approximately $40,000 associated with a promotion conducted in March and April 2002, in which customers received a $10 coupon for each $50 they spent in our stores. The cost of the promotion represents customer coupons redeemed during the promotion period.

       Included in professional and service fees for the three months ended April 28, 2002 is approximately $419,000 associated with certain professional service consulting agreements. During the three months ended April 28, 2002, 850,000 options to purchase shares of common stock were issued to these consultants in connection with various consulting agreements to provide accounting, legal, marketing, and general business advisory services. The terms of the agreements vary from one to three years. The option exercise prices were determined by the closing price of our common stock on the date of grant and range from $.58 to $.65 per share. The fair value of the options granted were determined by the Black-Scholes pricing model, using volatility indexes ranging from 161.6% to 166.1%, and risk-free interest rates ranging from 3.52% to 4.16%. All options granted are fully vested at issuance and have a term of three years.

       Also included in total operating expenses are depreciation and amortization expenses that were $137,556 and $139,524 for the quarters ended April 28, 2002 and April 29, 2001, respectively. Included in depreciation and amortization for the quarters ended April 28, 2002 and April 29, 2001 is $11,700 representing amortization of our website investment. Total depreciation expense relating to our property and equipment was $122,756 and $124,724 for the quarters ended April 28, 2002, and April 29, 2001, respectively.

       As a result of the foregoing, the loss from operations for the quarter ended April 28, 2002 was $797,123, as compared with a loss from operations for the quarter ended April 29, 2001 of $368,324, an increase of $428,799.

       Interest expense was $7,059 and $9,633 for the quarters ended April 28, 2002, and April 29, 2001, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above. Interest income was $1,969 and $5,564 for the quarters ended April 28, 2002, and April 29, 2001, respectively, and results from the daily investing of available cash balances.

       Other income of $2,290 for the three months ended April 29, 2001 consists almost entirely of license fees associated with extension agreements that allowed certain former franchisees to use the Impostors trademark.

       Based on the foregoing, the net loss for the three months ended April 28, 2002 was $686,413, which translates to a net loss per share of $(0.22) based on 3,090,762 weighted average shares outstanding. This compares with a net loss for the three months ended April 29, 2001 of $370,103, or $(0.24) per share, based on 1,526,508 weighted average shares outstanding as of that date.

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

       On April 5, 2001, Aladdin Bazaar, LLC, the landlord for our store located in the Aladdin Hotel and Casino in Las Vegas, Nevada, filed an Application for Summary Eviction and a complaint against us asserting breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, and unlawful detainer/summary eviction. The Aladdin was claiming past due rents of approximately $85,000. On April 15, 2001, we filed an Answer and Counterclaim asserting fraud, intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On April 23, 2001 the court denied Aladdin's Application for Summary Eviction finding that we had put forth evidence to establish a sufficient legal defense to the unlawful detainer and ordered that all further proceedings would be conducted through the pending litigation. In addition, the court ordered we pay approximately $35,000 of the Aladdin's $85,000 claim for past due rent, and to pay 50 percent of $11,812 minimum monthly rent and 100 percent of the additional rent (approximately $2,500) per month during the pendency of the litigation. The trial date has been scheduled for February 25, 2003. We intend to vigorously defend the action and prosecute our counterclaims. Because of the limited amount of discovery that has been conducted, no assessment of an unfavorable outcome has been established.

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

Item 2.     Changes in Securities

1.       On March 18, 2002, we completed a $150,000 private placement with an investor for the sale of 300,000 shares of our $.002 par value common stock at a price of $0.50 per share. In addition, the investor received stock purchase warrants to purchase a total of 100,000 shares of common stock at $1.50 per share, and an additional 100,000 shares of common stock at $2.00 per share.

2.       In April 2002, we completed an exchange of common stock with four (4) investors. In a series of transactions we acquired 200,000 shares of IVAT Industries, Inc., and 400,000 shares of Beechport Capital Corp., in exchange for 500,000 shares of Premier Concepts, Inc. common stock.

3.       During the three months ended April 28, 2002, 850,000 options to purchase shares of common stock were issued to six consultants in connection with various consulting agreements to provide accounting, legal, marketing, and general business advisory services. The terms of the agreements vary from one to three years. The option exercise prices were determined by the closing price of our common stock on the date of grant and range from $.58 to $.65 per share.

         In each of the foregoing issuances, the acquired securityholder represented that he, she or it qualified as a "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") or the Company otherwise had a reasonable basis to believe that each satisfied certain other suitability requirements. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act, in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Item 3.     Default Upon Senior Securities

       None

Item 4.     Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the quarter ended April 28, 2002.

Item 5.     Other Information

       None

Item 6.     Exhibits and Reports on Form 8-K

       Exhibits:

              None

       Reports on Form 8-K:

              None

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PREMIER CONCEPTS, INC.
Dated: June 12, 2002	By:/s/ Terry Washburn Terry Washburn, President
Dated: June 12, 2002	By:/s/ Todd Huss Todd Huss, Chief Financial Advisor, Principal Accounting Officer