Form 10QSB/A
period 2002-04-28
PREMIER CONCEPTS INC /CO/
filed 2002-08-26
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

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

PREMIER CONCEPTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 28, 2002 AND APRIL 29, 2001
(UNAUDITED)
	Three Months Ended April 28, 2002	Three Months Ended April 29, 2001
Total Revenues	2,479,605	2,421,803
Cost of Goods Sold	804,125	745,665
Gross Margin	1,675,480	1,676,138
Operating Expenses:
Personnel	853,811	867,438
Occupancy	677,045	695,182
Other selling, general and administrative	804,191	342,318
Depreciation and amortization	137,556	139,524
Total Operating Expenses	2,472,603	2,044,462
Operating Loss	(797,123)	(368,324)
Other Income (Expenses):
 Interest income	1,969	5,564
Interest expense 	(7,059)	(9,633)
Gain on investment	115,800	-
Other	-	2,290
Other, net	110,710	(1,779)
Net Loss	$ (686,413)	$ (370,103)
Net Loss Per Common Share (Basic and Diluted):	$ (0.22)	$ (0.24)
Weighted Average Common Shares Outstanding	3,090,762	1,526,508

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

       Total revenues for the three months ended April 28, 2002 were $2,479,605 as compared to $2,421,803 for the comparable period ended April 29, 2001, an increase of $57,802, or 2.4%. Comparable same store sales (27 stores) were $2,371,300 for the three months ended April 28, 2002 as compared to $2,148,775 for the comparable period ended April 29, 2001, an increase of approximately $222,500, or 10.4%. Comparable same store sales include only those revenues from stores operating continuously during both of the entire periods being compared Of the comparable same store sales increase, approximately $137,500 is attributed to our tourist locations in California, Nevada, Washington D.C., and Florida. Non-same store sales of approximately $107,400 and $266,600 for the three months ended April 28, 2002, and April 29, 2001, respectively, are attributed to stores closed since April 29, 2001, and our outlet store in Sunrise, Florida which was moved to a new location during the quarter ended April 28, 2002. Following is a schedule of store closings since January 28, 2001:
Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease;
Hillsdale Mall, San Mateo, CA - closed August 31, 2001 upon expiration of lease;
San Francisco Center, San Francisco, CA - closed December 26, 2001 upon expiration of lease; and,
Bellevue Square, Bellevue, WA - closed March 25, 2002 upon early termination agreement.


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

       Interest income was $1,969 and $5,564 for the quarters ended April 28, 2002, and April 29, 2001, respectively, and results from the daily investing of available cash balances. Interest expense was $7,059 and $9,633 for the quarters ended April 28, 2002, and April 29, 2001, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above.

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
	PREMIER CONCEPTS, INC.
Dated: August 26, 2002 	By:/s/ Terry Washburn Terry Washburn, President