Form 10KSB/A
period 2002-01-27
PREMIER CONCEPTS INC /CO/
filed 2002-08-27
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

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

Remodeling and Expansion Strategy

       Since February 1, 2000, we have opened one additional retail store and closed four locations due to unprofitable operations and lease expirations. Due to our continued operating losses and our limited ability to raise sufficient capital necessary to expand the retail chain, we have focused our efforts toward improving the profitability of our established retail store base by closing stores where we have assessed their future profitability to be unlikely, or to renegotiate long-term leases where a store's losses are primarily due to unfavorable lease terms.

       We are currently developing a free-standing kiosk model that will allow us to enter markets at significantly less cost than an in-line retail store build-out. This strategy will allow us to test new markets in which we may be considering pursuing adding in-line retail stores in the future. We estimate that each kiosk will require approximately $60,000 of capital investment, including all fixtures, equipment and inventory. This compares with historical investments of between $100,000 to $200,000 to open an in-line retail store. In addition, kiosk space typically requires significantly shorter lease commitments than in-line store space. We have not yet executed any agreements to open kiosks; however, we are in discussions with several landlords to do so.

       In selecting and evaluating new retail sites, we have developed criteria that consider local population demographics, customer base, sales per square foot of other retailers in the area, and most significantly, location. Of particular focus are centers and malls with a heavy tourist trade. Absent a high tourist component, a regional mall would be considered only if the location offered is in a high traffic area with a mix of other fashion tenants. We also continue to pursue opportunities in casinos and high-profile hotels. Financial projections for any new proposed in-line store site are prepared, and any location where we believe break-even operations cannot be achieved within a six to twelve month period are rejected.

       As existing stores approach the end of their lease terms, considerations are given to remodeling the stores in situations where the stores' leases may be extended or renewed. Remodeling of existing locations also depends on landlord requirements negotiated during lease renewals, as well as the expected return on such leasehold improvements. Depending on the size and condition of a store, and landlord specifications, costs to remodel a store can range from $10,000 to $150,000.

       Further expansion of the retail chain including in-line retail stores, further development and execution of the kiosk concept, and remodeling of existing locations will require additional capital infusion, of which there can be no assurance.

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

       Total revenues for the year ended January 27, 2002 were $10,261,190 as compared to $11,125,080 for the comparable period ended January 28, 2001, a decrease of $863,890, or 7.8%. Comparable same store sales were $8,879,198 for the year ended January 27, 2002 as compared to $9,222,495 for the comparable period ended January 28, 2001, a decrease of approximately $343,297, or 3.7%. Comparable same store sales include only those revenues from stores operating continuously during both of the entire periods being compared. The comparable same store sales decrease for the nine months is primarily attributed to our tourist locations which experienced a decrease of approximately $421,472, or 9.8%. A significant portion of this decrease occurred during the third and fourth quarters as a result of a sharp decline in customer traffic for the period subsequent to the events of September 11, 2001. Non-same store sales of approximately $1,350,600 and $1,878,242 for the years ended January 27, 2002, and January 27, 2001, respectively, are attributed to our new store at the Aladdin Hotel and Casino in Las Vegas Nevada, our store at the White Flint Mall in Kensington, Maryland which was closed for remodel during the month of October 2001, three stores closed during the year ended January 28, 2001, and the closing of our stores at the Hillsdale Mall in San Mateo, California in August 2001, and San Francisco Center in San Francisco, California in December 2001. Following is a list of store openings and closings during the years ended January 27, 2002 and January 28, 2001:

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

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
	Year Ended		Year Ended
	January 27, 2002		January 28, 2001
Advertising and promotion	$ 179,645	1.8%	$ 206,682	1.9%
Banking fees	224,345	2.2%	254,548	2.3%
Merchandise distribution	73,622	0.7%	128,643	1.2%
Repairs and rentals	63,136	0.6%	68,513	0.6%
Property insurance, fees, and taxes	152,652	1.5%	143,664	1.3%
Professional and service fees	292,416	2.8%	171,396	1.5%
Supplies and product packaging	180,061	1.8%	224,861	2.0%
Telephone and utilities	204,608	2.0%	203,339	1.8%
Travel	99,306	1.0%	173,127	1.6%
Other	92,021	0.9%	73,225	0.7%
	$1,561,812	15.2%	$1,647,998	14.8%

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

       Interest income was $13,412 and $23,155 for the years ended January 27, 2002, and January 28, 2001, respectively, and results from the daily investing of available cash balances. Interest expense was $30,639 and $47,002 for the years ended January 27, 2002, and January 28, 2001, respectively, and is comprised primarily of interest charged on the Bank Note as discussed above.
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


PREMIER CONCEPTS, INC.

STATEMENTS OF OPERATIONS
	For the Fiscal Years Ended
	January 27,	January 28,
	2002	2001
Net Revenues	$ 10,261,190	$ 11,125,080
Cost of Goods Sold	3,035,556	3,354,659
Gross margin	7,225,634	7,770,421
Operating Expenses:
Personnel	3,402,690	3,721,602
Occupancy	2,784,220	2,752,408
Other selling, general and administrative	1,561,812	1,647,998
Depreciation, amortization and impairment	579,027	503,723
Total operating expenses	8,327,749	8,625,731
Operating Loss	(1,102,115)	(855,310)
Other Income (Expense):
Merger costs	-	(173,287)
Interest income	13,412	23,155
Interest expense	(30,639)	(47,002)
Loss on investment	(384,200)	-
Other	23,990	78,076
Other expense, net	(377,437)	(119,058)
Net Loss	$ (1,479,552)	$ (974,368)
Net Loss Per Common Share (Basic and Diluted)	$ (0.77)	$ (0.69)
Weighted Average Common Shares Outstanding (Basic and Diluted)	1,914,677	1,428,591


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

3.        Notes Payable - Current:

Notes payable consist of the following:
January 27,
2002
Note payable to a bank, interest payable monthly at prime rate plus 3% at January 27, 2002, $8,000 monthly principal and interest payments and the remaining balance due January 5, 2003, collateralized by substantially all the assets of the Company.	$239,654

Notes payable used to finance a portion of the Company's insurance package. Payable in monthly installments of $5,418 including interest at 6.84%, maturing in September, 2002.	42,255

Note payable to a vendor for purchases made in fiscal 2002. Monthly interest payments beginning in March 2002 at 4%. All unpaid principal due January 27, 2003. The note is convertible at the Company's option to shares of the Company's common stock on a dollar-for-dollar basis to the market value of the Company's common stock discounted 20%.	100,000

Note payable to a vendor for purchases made in fiscal 2002. Monthly interest payments beginning in February 2002 at 5%. All unpaid principal due January 10, 2003.	67,134
Other	28,235
$477,278

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

4.       Commitments:

Lease Commitments - The Company leases its offices and retail facilities under operating leases for terms expiring at various dates from 2002 to 2010. The corporate office lease has been guaranteed by a director and certain former directors of the Company. The aggregate minimum annual lease payments under leases for the fiscal years are as follows:
2003	$2,113,476
2004	1,785,398
2005	1,074,688
2006	1,046,439
Thereafter	1,835,152
Total minimum lease payments	$7,855,153

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

5.      Stockholders' Equity and Redeemable Common Stock:

Exchange of Common Stock - On July 29, 2001, the Company completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of the Company's common stock for 965,000 shares of SGD Holdings, Ltd. common stock. The Company valued the transaction based on the closing market price of Premier Concept's common stock on July 27, 2001, as quoted on the Nasdaq Stock Market. FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. As of January 27, 2001, the Company has classified its investment in marketable equity securities at fair value and as trading securities as a result of the Company's intention to no longer hold the securities indefinitely. Fair value is defined to be the last closing price for the listed securities. Unrealized gains and losses based on fluctuations in the market value of the investment securities are recorded as other income expenses in the period the fluctuation occurs. Subsequent to January 27, 2002, the value of SGD Holdings, Ltd. common stock has continued to decline.

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

7.       Termination of Proposed Merger:

In 1999, the Company executed a merger agreement (the Agreement) with AmazeScape.com, Inc. In October 2000, the proposed merger was terminated due to several factors including AmazeScape's minimal progress in executing its business plan and capital market conditions. Upon termination of the proposed merger, approximately $828,000 of cash proceeds from the exercises of options and warrants previously held in escrow and previously recorded as restricted cash were released to the Company. In addition, a charge of approximately $173,000 representing certain legal, accounting and printing costs paid by the Company on behalf of AmazeScape, and previously recorded as a receivable from AmazeScape, was recorded in the third quarter of fiscal 2001. Under the Agreement and Plan of Merger, all costs of the proposed merger were to be paid by AmazeScape. Premier has not waived its rights under the Agreement and is exploring its options with regard to AmazeScape's responsibility to pay all costs of the proposed merger.

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

PART IV

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No. Title

2.1	Agreement and Plan of Merger dated as of February 7, 2000 among Premier Concepts, AmazeScape and AmazeMerger
2.2	Amendment to Agreement and Plan of Merger dated April 19, 2000 among Premier Concepts, AmazeScape and AmazeMerger
3.1	Articles of Incorporation of Premier Concepts (incorporated herein by reference to Premier Concepts' Registration Statement on Form S-1 (File No. 33-42701))
3.2	Amendment to Articles of Incorporation of Premier Concepts authorizing Series A Convertible Preferred Stock and changing corporate name to "AmazeScape.com, Inc."
3.3	Bylaws of Premier Concepts (incorporated herein by reference to Premier Concepts Registration Statement on Form S-1 (File No. 33-42701)).
3.4	Amendment to Bylaws of Premier Concepts (previously filed)
4.1	Specimen Common Stock Certificate of Premier Concepts (incorporated herein by reference to Premier Concepts Registration Statement on Form S-1 (File No. 33-42701))
4.2	Specimen Convertible Preferred Stock certificate of Premier Concepts
4.3	Article IV of Premier Concepts' Articles of Incorporation, as amended
5.1	Opinion of Neuman & Drennan, P.C. regarding the validity of the securities being registered.
8.1	Opinion of Hangley, Aronchick, Segal & Pudlin regarding certain federal income tax consequences relating to the Merger.
8.2	Opinion of Parker Chapin LLP regarding certain federal income tax consequences relating to the merger.
10.1	Employment Agreement dated October 15, 1999 between AmazeScape.com, Inc. and Harrichand Persaud (previously filed)
10.2	Employment Agreement dated October 15, 1999 between AmazeScape.com, Inc. and Anton Nicaj (previously filed)
10.3	Service Provider Agreement dated September 1, 1999 between AmazeScape.com, Inc. and Meglyn Enterprises, Inc. (previously filed)
10.4	Service Provider Agreement dated September 9, 1999 between AmazeScape.com, Inc. and New York Internet Center (previously filed)
10.5	Management Services Agreement dated October 12, 1999 between AmazeScape.com, Inc. and Infusion Capital Partners, LLC (previously filed)
10.6	Amendment dated January 28, 2000 to Management Services Agreement dated December 2, 1999 between AmazeScape.com, Inc. and Infusion Capital Partners, LLC (previously filed)
10.7	Warrant to Purchase Shares of AmazeScape common stock dated October 12, 1999 in favor of Infusion Capital Partners, LLC (previously filed)
10.8	Warrant to Purchase Shares of AmazeScape common stock dated January 28, 2000 in favor of Infusion Capital Partners, LLC (previously filed)
10.9	Translation Services Agreement between AmazeScape.com, Inc. and E-Lingo Corporation (previously filed)
10.10	Form of Warrants to AmazeScape Directors (previously filed)
10.11	Employment Agreement between Registrant and Sissel Eckenhausen (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.12	Employment Agreement between Registrant and Todd Huss (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.13	Employment Agreement between Registrant and Kevin O'Brien (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.14	Amendment to Employment Agreement between Registrant and Sissel Eckenhausen (previously filed)
10.15	Amendment to Employment Agreement between Registrant and Todd Huss (previously filed)
10.16	Amendment to Employment Agreement between Registrant and Kevin O'Brien (previously filed)
10.17	Registrant's Consulting Agreement with Cohig & Associates, Inc. (incorporated by reference to Registrant's Registration Statement on Form S-1 (File No 33-42701)
10.18	Registrant's Agreement Regarding Basic Terms with Infusion Capital Partners, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.19	Registrant's First Stock Purchase Agreement with Equisition Capital, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.20	Registrant's Second Stock Purchase Agreement with Infusion Capital Partners, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.21	Registrant's Management Services Agreement with Infusion Capital Partners, LLC (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended January 31, 1999)
10.22	Voting Agreement dated February 3, 2000 among Premier Concepts, Sissel Eckenhausen, Equisition Capital, LLC and International Monetary Group (previously filed)
*10.23	Employment letter agreement with Terry Washburn.
* 23.1	Consent of Hein + Associates LLP
99.3	Investment Banking, Merger and Acquisition Agreement dated March 1, 2001 among Premier Concepts, Inc. and Infusion Capital Partners, LLC
99.4	Letter of Notice of Termination of Agreement and Plan of Merger dated _________

____________________________________

* Filed herewith.

Financial Statement Schedules

None

Current Reports on Form 8-K

None

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
PREMIER CONCEPTS, INC.
Date: 8/26/2002	By:/s/ Terry Washburn Terry Washburn, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Terry Washburn Terry Washburn	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors	8/26/2002
/s/ William Nandor William Nandor	Director	8/26/2002
/s/ Gary Wolf Gary Wolf	Director	8/26/2002