Form 10-Q
period 2002-07-28
PREMIER CONCEPTS INC /CO/
filed 2002-09-16
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 28, 2002

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file number 33-42701

                             PREMIER CONCEPTS, INC.
                     (Exact Name of Small Business Issuer as
                            Specified in its Charter)

            Colorado                                        84-1186026
     --------------------                               -----------------
 (State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                     Identification Number)


           3801 William D Tate Avenue, Suite 100, Grapevine, TX 76051
               (Address of principal executive offices) (Zip Code)


               3033 South Parker Road, Suite 120, Aurora, CO 80014 (Former address of principal executive offices) (Zip Code)


                                 (817) 421-0057
                   ------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 28, 2002, the Registrant had 3,715,158 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                      INDEX


                                                                                                                          Page
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                                    3
                  Condensed Balance Sheet as of July 28, 2002                                                             4
                  Condensed Statements of Operations for the Three Months Ended July 28, 2002 and                         5
                  July 29, 2001
                  Condensed Statements of Operations for the Six Months Ended July 28, 2002 and                           6
                  July 29, 2001
                  Condensed Statements of Cash Flows for the Six Months Ended July 28, 2002 and                           7
                  July 29, 2001
                  Notes to Condensed Financial Statements                                                                 8
Item 2.           Management's Discussion and Analysis of Financial Conditions and Results of Operations                  10
                  Liquidity and Capital Resources                                                                         10
                  Results of Operations                                                                                   16
Item 3.           Controls and Procedures                                                                                 22

PART II.          OTHER INFORMATION                                                                                       22

Item 1.           Legal Proceedings                                                                                       22
Item 2.           Changes in Securities                                                                                   23
Item 3.           Defaults Upon Senior Securities                                                                         24
Item 4.           Submission of Matters to a Vote of Security Holders                                                     24
Item 5.           Other Information                                                                                       24
Item 6.           Exhibits and Reports on Form 8-K                                                                        24



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying condensed balance sheet at July 28, 2002, condensed statements of operations for the three and six months ended July 28, 2002, and July 29, 2001, and condensed statements of cash flows for the six months ended July 28, 2002, and July 29, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended January 27, 2002, which is included in the Company's Form 10-KSB/A-1 dated January 27, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

PREMIER CONCEPTS, INC.
CONDENSED BALANCE SHEET
As of July 28, 2002
(Unaudited)

ASSETS:
Current assets:
 Cash and cash equivalents ....................................     $   448,480
 Merchandise inventories ......................................       1,097,873
 Prepaid expenses and other current assets ....................         157,890
                                                                    -----------
     Total current assets .....................................       1,704,243
Property and equipment, net ...................................       1,281,709
Other assets:
 Marketable equity securities .................................         497,900
 Trademarks, net ..............................................          19,634
 Website development costs, net ...............................         130,316
 Other ........................................................          53,925
                                                                    -----------
     Total assets .............................................     $ 3,687,727
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable ................................................     $   429,045
 Accounts payable .............................................         537,026
 Accrued expenses .............................................         587,092
                                                                    -----------
     Total current liabilities ................................       1,553,163
Deferred rent .................................................         265,123
                                                                    -----------
     Total liabilities ........................................       1,818,286
                                                                    -----------

Stockholders' equity:
 Preferred stock, $.10 par value, 20,000,000 shares authorized;            --
   no shares issued and outstanding
 Common stock, $.002 par value; 850,000,000 shares authorized;            7,430
 3,715,158 shares issued and outstanding at July 28, 2002
 Additional paid-in capital ...................................       9,398,558
 Subscribed, unissued common stock ............................         133,057
 Deferred compensation ........................................        (182,599)
 Accumulated deficit ..........................................      (7,487,005)
                                                                    -----------
   Total stockholders' equity .................................       1,869,441
                                                                    -----------
     Total liabilities and stockholders' equity ...............     $ 3,687,727
                                                                    ===========

See accompanying notes to condensed financial statements.


PREMIER CONCEPTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended July 28, 2002 and July 29, 2001
(Unaudited)

                                                              Three Months Ended
                                                         28-Jul-02        29-Jul-01
                                                        -----------      -----------

Revenues ..........................................     $ 2,313,898      $ 2,524,643
Cost of goods sold ................................         744,501          770,890
                                                        -----------      -----------
  Gross margin ....................................       1,569,397        1,753,753
Operating expenses:
  Personnel .......................................         763,130          855,543
  Occupancy .......................................         680,827          681,657
  Other selling, general and administrative .......         409,795          392,515
  Depreciation and amortization ...................         151,140          137,099
                                                        -----------      -----------
    Total operating expenses ......................       2,004,892        2,066,814
                                                        -----------      -----------
Operating loss ....................................        (435,495)        (313,061)
                                                        -----------      -----------
Other income (expenses):
  Interest income .................................             876            3,180
  Interest expense ................................          (6,009)          (8,143)
  Unrealized gain (loss) from marketable securities        (137,650)            --
  Other ...........................................         (14,838)             699
                                                        -----------      -----------
    Other, net ....................................        (157,621)          (4,264)
                                                        -----------      -----------
Net loss ..........................................     $  (593,116)     $  (317,325)
                                                        ===========      ===========
Net loss per common share, basic and diluted ......     $     (0.16)     $     (0.21)
                                                        ===========      ===========
Weighted average shares outstanding ...............       3,704,828        1,537,268
                                                        ===========      ===========

See accompanying notes to condensed financial statements.

                                      5



PREMIER CONCEPTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the six months ended July 28, 2002 and July 29, 2001
(Unaudited)
                                                              Six Months Ended
                                                              ----------------
                                                          28-Jul-02       29-Jul-01
                                                        -----------      -----------

Revenues ..........................................     $ 4,793,503      $ 4,946,446
Cost of goods sold ................................       1,548,627        1,516,555
                                                        -----------      -----------
  Gross margin ....................................       3,244,876        3,429,891
Operating expenses:
  Personnel .......................................       1,616,941        1,722,981
  Occupancy .......................................       1,357,873        1,376,839
  Other selling, general and administrative .......       1,213,986          734,833
  Depreciation and amortization ...................         288,696          276,623
                                                        -----------      -----------
    Total operating expenses ......................       4,477,496        4,111,276
                                                        -----------      -----------
Operating loss ....................................      (1,232,620)        (681,385)
                                                        -----------      -----------
Other income (expenses):
  Interest income .................................           2,846            8,744
  Interest expense ................................         (13,068)         (17,776)
  Unrealized gain (loss) from marketable securities         (21,850)            --
  Other ...........................................         (14,838)           2,989
                                                        -----------      -----------
    Other, net ....................................         (46,910)          (6,043)
                                                        -----------      -----------
Net loss ..........................................     $(1,279,530)     $  (687,428)
                                                        ===========      ===========
Net loss per common share, basic and diluted ......     $     (0.38)     $     (0.45)
                                                        ===========      ===========
Weighted average shares outstanding ...............       3,397,795        1,531,888
                                                        ===========      ===========

See accompanying notes to condensed financial statements.



PREMIER CONCEPTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended July 28, 2002 and July 29, 2001
(Unaudited)
                                                                         Six Months Ended
                                                                         ----------------
                                                                      28-Jul-02        29-Jul-01
                                                                    -----------     ------------

Cash flows from operating activities:
  Net loss ...................................................     $(1,279,530)     $  (687,428)
  Adjustments to reconcile net loss to net cash from operating activities:
 Amortization of stock and warrants issued for services ......         505,166           21,200
 Depreciation and amortization ...............................         288,696          276,622
 Unrealized loss in market value of marketable securities, net          21,850             --
 Changes in operating assets and liabilities:
   (Increase) decrease in:
     Merchandise inventories .................................         272,467             (143)
     Other assets ............................................          (2,206)          38,191
   Increase (decrease) in:
     Accounts payable and accrued expenses ...................        (191,240)         (33,241)
     Other liabilities .......................................         (36,425)         (10,798)
                                                                   -----------      -----------
       Net cash used by operating activities .................        (421,222)        (395,597)
                                                                   -----------      -----------
Cash flows from investing activities:
 Capital expenditures ........................................          (8,900)         (10,265)
                                                                   -----------      -----------
       Net cash used by investing activities .................          (8,900)         (10,265)
                                                                   -----------      -----------
Cash flows from financing activities:
 Proceeds from sale of common stock ..........................         300,000             --
 Proceeds from exercise of common stock options ..............          48,057             --
 Issuance of note payable ....................................          64,665           26,734
 Payments on notes payable ...................................        (112,898)         (74,784)
                                                                   -----------      -----------
     Net cash provided by (used in) financing activities .....         299,824          (48,050)
                                                                   -----------      -----------
Decrease in cash and cash equivalents ........................        (130,298)        (453,912)
Cash and cash equivalents, beginning of period ...............         578,778          691,693
                                                                   -----------      -----------
Cash and cash equivalents, end of period .....................     $   448,480      $   237,781
                                                                   ===========      ===========

See accompanying notes to condensed financial statements.


                             PREMIER CONCEPTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  July 28, 2002
                                   (UNAUDITED)

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

                  In April 2002, we completed an exchange of common stock with a group of investors. In a series of transactions we acquired 200,000 shares of IVAT Industries, Inc. ("IVAT"), and 400,000 shares of Beechport Capital Corp.("Beechport"), in exchange for 500,000 shares of Premier Concepts, Inc. common stock. The recorded fair value of the securities at April 28, 2002 was $250,000. On July 18, Premier exchanged all of its IVAT and Beechport investment for 100,000 shares of Lifestyle Innovations, Inc. ("Innovations"). The transaction was valued at $375,000, based upon the closing price for Innovations on July 18, 2002 and the $125,000 difference between the value of Innovations and the recorded value of IVAT and Beechport was recorded as additional paid-in capital. The investment in Innovations is restricted from sale in the open market under Section 144. In addition, due to the limited trading volume of Innovations common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market, accordingly, we believe the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that we will realize the recorded value of this investment.

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

                  On June 14, 2002 Premier issued 20,000 shares of its common stock to its former principal accounting officer who did not relocate with the Company to Grapevine, Texas. The common stock was valued at $1.00 per share for services rendered.

                  On July 11, 2002, Premier executed an agreement with a company to modify and enhance its existing web site. The agreement required Premier to issue 100,000 shares of its restricted common stock and make a cash payment of $5,000, plus any applicable sales taxes. The transaction was recorded based upon the closing price of Premier's common stock on July 11, 2002 of $.85 per share. Since the shares were not issued at July 28, 2002, Premier recorded its additional $90,000 investment in its website by recording $85,000 as subscribed, unissued common stock and recorded the remaining $5,000 as accrued expenses.

                  During the quarter ended July 28, 2002 Premier received $48,057 for exercise of common stock options. The shares had not been issued at July 28, 2002, accordingly the Company recorded the proceeds as subscribed, unissued common shares.

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

         Seasonality and Quarterly Fluctuations

                  Our faux jewelry chain, operating under the trade names Impostors, Elegant Pretenders and Joli Joli, historically has realized lower sales during the first three quarters which has resulted in incurring operating losses during those quarters. To this end, we have generated an operating loss during the three and six months ended July 28, 2002 of $435,495 and $1,232,620, as compared to an operating loss of $313,061 and $681,385 for the three and six months ended July 29, 2001, respectively.

                  Our retail business is highly seasonal with our mall locations generating approximately 20% of revenues during the December holiday season. Our 11 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

         Liquidity and Capital Resources - July 28, 2002 Compared to January 27, 2002

                  At July 28, 2002 our operating cash balance of $448,480 was approximately 23% less than the cash balance of $578,778 at January 27, 2002.

                  On March 18, 2002, we completed a $150,000 private placement with an investor for the sale of 300,000 shares of our $.002 par value common stock at a price of $0.50 per share. In addition, the investor received stock purchase warrants to purchase a total of 100,000 shares of common stock at $1.50 per share, and an additional 100,000 shares of common stock at $2.00 per share.

                  During the six months ended July 28, 2002, merchandise inventories decreased $272,467. As a result of the relocation of the Company's corporate office and its distribution center to Grapevine, Texas, we discontinued ordering inventory during the latter part of May 2002 and did not commence reordering inventory until July 2002. It is our intention to attempt to maintain a lower inventory than we previously did.

                  Prepaid expenses and other current assets, which generally include prepaid operating expenses and accounts receivable, increased $2,206, principally due to renewal of insurance for the coming year.

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

                  As a result of the foregoing, current assets decreased by $539,452 from $2,243,695 at January 27, 2002 to $1,704,243 at July 28,
         2002.

                  For the six months ended July 28, 2002, accounts payable and accrued expenses decreased $191,240, or approximately 14.5%, and is attributed primarily to merchandise acquired for the 2001 holiday shopping season and paid for during the first quarter and the reduced inventory ordered during the last quarter, as discussed above. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

                  Notes payable decreased by $48,233. This decrease is the result of regularly scheduled payments made of $112,898. In February, a short-term note in the amount of $19,522 was issued to finance a portion of our commercial liability insurance package. The note bears interest at 6.84%, requires monthly principal and interest payments of $2,498, and matures on September 19, 2002. On July 24, 2002 the Company executed a $28,000 note to finance a portion of its directors and officers insurance. The note bears interest at 11%, requires monthly payments of $3,256 and matures on April 17, 2003.

                  Included in notes payable is a bank note with a principal balance of $200,360 at July 28, 2002. The note requires monthly principal and interest payments of $8,000. The note bears interest at the bank's prime lending rate plus 3%, and matures on January 5, 2003 at which time all unpaid principal and interest are due.

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

                  As a result of the foregoing, current liabilities decreased $239,473 from $1,792,636 at January 27, 2002, to $1,553,163 at July 28,
         2002. Working capital decreased $299,979 from $451,059 at January 27, 2002 to $151,080 at July 28, 2002.

                  Property and equipment, net of accumulated depreciation, decreased $255,196, from $1,536,905 at January 27, 2002, to $1,281,709 at July 28, 2002, which consisted of depreciation of $259,096 less property additions of $3,900.

                  On July 29, 2001, we completed an exchange of common stock with SGD Holdings, Ltd. ("SGDD"). The non-cash transaction resulted in the exchange of 355,000 shares of our common stock for 965,000 shares of SGDD common stock. We valued the transaction based on the closing market price of our common stock on July 27, 2001, as quoted on the Nasdaq Stock Market. FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. As of July 28, 2002, we have classified the investment at fair value and as trading securities as a result of our intention to not hold the securities indefinitely. Fair value is defined to be the last closing price for the listed securities. Unrealized gains and losses based on fluctuations in the market value of the investment securities are recorded as other income or expenses in the period the fluctuation occurs. For the three and six month periods ended July 28, 2002, we recorded a loss in the market value of this investment of $202,650 and $86,850, respectively. Until July 29, 2002 this investment was restricted from sale in the open market under Section 144. In addition, due to the limited trading volume of SGDD common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market, accordingly, we believe the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that we will realize the recorded value of this investment.

                  In April 2002, we completed an exchange of common stock with a group of investors. In a series of transactions we acquired 200,000 shares of IVAT Industries, Inc., and 400,000 shares of Beechport Capital Corp., in exchange for 500,000 shares of Premier Concepts, Inc. common stock. The recorded fair value of the securities at April 28, 2002 was $250,000. On July 18, Premier exchanged all of its IVAT and Beechport investment for 100,000 shares of Lifestyle Innovations, Inc. ("Innovations"). The transaction was valued at $375,000, based upon the closing price for Innovations on July 18, 2002 and the $125,000 difference between the value of Innovations and the recorded value of IVAT and Beechport was recorded as contributed capital. The investment in Innovations is restricted from sale in the open market under Section
         144. In addition, due to the limited trading volume of Innovations common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market, accordingly, we believe the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that we will realize the recorded value of this investment.

                  Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, was acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an amortized book value of $19,634 at July 28, 2002.

                  In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform from which we showcase existing and new product concepts. The new site was launched on May 30, 2000. In January 2002, we temporarily disabled certain aspects of the site including the product sales links. The website is currently being evaluated for possible modifications to enhance customer and investor experience. We expect the website to be re-launched prior to the 2002 holiday shopping season. At July 28, 2002, we had a net investment of $130,316 in the impostors.com website. The investment is being amortized over three years. On July 11, 2002, Premier executed an agreement with a company to modify and enhance its existing web site.The agreement required Premier to issue 100,000 shares of its restricted common stock and make a cash payment of $5,000, plus any applicable sales taxes. The transaction was recorded based upon the closing price of Premier's common stock on July 11, 2002 of $.85 per share. Since the shares were not issued at July 28, 2002, Premier recorded its additional $90,000 investment in its website by recording $85,000 as subscribed, unissued common stock and recorded the remaining $5,000 as accrued expenses.

                  Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $53,925 at July 28, 2002 is 11,107 less than the January 27, 2002 balance of $65,032, and primarily is the result of the write-off of a security deposit forfeited as part of an early termination agreement associated with our former store in Bellevue, Washington. The store was closed on March 25, 2002, due to continued poor performance.

                  Deferred rent decreased $36,425 from $301,548 at January 27, 2002, to $265,123 at July 28, 2002, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

                  As discussed above, in March 2002, we completed a private placement of 300,000 shares of our common stock for $150,000. Also as discussed above, we completed a series of exchanges of common stock in which we issued 500,000 shares of our common stock in exchange for 200,000 shares of IVAT Industries, Inc. common stock, and 400,000 shares of Beechport Capital Corp. common stock. On July 18, the Company exchanged all of their IVAT and Beechport investment in exchange for 100,000 shares of Lifestyle Innovations, Inc. ("Innovations"). The transaction was valued at $375,000, based upon the closing price for Innovations on July 18, 2002 and the $125,000 difference between the value of Innovations and the recorded value of IVAT and Beechport was recorded as additional paid-in capital. The investment in Innovations is restricted from sale in the open market under Section 144. In addition, due to the limited trading volume of Innovations common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market, accordingly, we believe the fair value of the investment is less than the recorded value under FAS No.
         115. Due to the size of the investment and its limited trading volume, there can be no assurance that we will realize the recorded value of this investment.

                  On June 14, 2002 the Company issued 20,000 shares of its common stock to its former principal accounting officer who did not relocate with the Company to Grapevine, Texas. The common stock was valued at $1.00 per share for services rendered.

                  As a result of the foregoing, common stock increased $1,640, from $5,790 (2,895,158 shares outstanding) at January 27, 2002, to $7,430 (3,715,158 shares outstanding) at July 28, 2002.

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

                  As a result of the foregoing, additional paid in capital increased $962,125 from $8,436,433 at January 27, 2002 to $9,398,558 at
         July 28, 2002.

                  On July 11, 2002, Premier executed an agreement with a company to modify and enhance its existing web site. The agreement required Premier to issue 100,000 shares of its restricted common stock and make a cash payment of $5,000, plus any applicable sales taxes. The transaction was recorded based upon the closing price of Premier's common stock on July 11, 2002 of $.85 per share. Since the shares were not issued at July 28, 2002, Premier recorded its additional $90,000 investment in its website by recording $85,000 as subscribed, unissued common stock and recorded the remaining $5,000 as accrued expenses.

                  During the quarter ended July 28, 2002 Premier received $48,057 for exercise of common stock options. The shares had not been issued at July 28, 2002, accordingly the Company recorded the proceeds as subscribed, unissued common shares.

                  As a result of the foregoing, subscribed, unissued common stock had a balance of $133,057 at July 28, 2002.

                  In December 2001, Mr. Terry Washburn was awarded 400,000 shares of the Company's common stock as inducement to enter into a two-year commitment to serve as President and Chief Executive Officer. While the total 400,000 shares were issued to Mr. Washburn, the agreement stipulates that should he voluntarily terminate or be terminated for cause, the shares would be subject to pro-rata forfeiture on a proportional basis over the twenty-four month period beginning December 17, 2001. Mr. Washburn would be relieved from any risk of forfeiture in the event his employment would be terminated without cause prior to the expiration of the twenty-four month period. If Mr. Washburn voluntarily terminates his employment within the first 15 months of his employment, we will have the option of purchasing the shares earned on a pro-rata basis for $.10 per share. The total value of the shares awarded was $265,600. The unearned portion of the shares is classified as deferred compensation and is being charged to operations on a pro-rata monthly basis. For the six months ended July 28, 2002, 100,000 shares were earned under the award at a value of $66,401.

                  As a result of the net loss for the six months ended July 28, 2002 of $1,279,530, the accumulated deficit increased from $6,207,475 at January 27, 2002 to $7,487,005 at July 28, 2002. Considering the net loss and the equity transactions as discussed above, total stockholders' equity decreased $116,307 from $1,985,748 at January 27, 2002 to $1,869,441 at July 28, 2002.

                  Net cash used by operating activities was $421,222 for the six months ended July 28, 2002, compared with $395,597 for the six months ended July 29, 2001, an increase of $25,625. The current year loss exceeded the prior year amount by $592,102, which was partially offset by an increase of $483,966 in amortization of stock and warrants issued for services, resulting in a remaining difference in cash used by operating activities of $108,136. The majority of the remaining difference is a result of the reduction in inventory levels coupled with the reduction in accounts payable, accrued expenses and other liabilities. Fluctuations in other accounts accounted for the remainer of the difference.

                  Net cash used by investing activities was $8,900 for the six months ended July 28, 2002 compared with $10,265 for the six months ended July 29, 2001, which is the result of lower capital expenditures in the current year period.

                  Net cash provided by financing activities for the six months ended July 28, 2002 was $299,824, and represents proceeds from private placements of our common stock in January and March of 2002, as well as the financing of a portion of our insurance policies together with regularly scheduled debt payments. This compares to net cash used by financing activities of $48,050 for the six months ended July 29, 2001, which represented the issuance of a note payable to finance a portion of our commercial liability insurance package, and regularly scheduled payments on other notes payable.

                  The foregoing resulted in a decrease of $130,298 in our operating cash position from $578,778 at January 27, 2002 to $448,480 at July 28, 2002. This compares with a decrease in cash of $453,912 from $691,693 at January 28, 2001, to $237,781 at July 29, 2001.

                  As of the date of this report, no additional leases to open retail locations have been executed. However, possible new locations are evaluated on an ongoing basis. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $60,000-$200,000, including the lease build-outs, fixtures, equipment and inventory. Additional sources of capital are currently being evaluated to meet plans for future capital investment and working capital needs. However, there can be no assurance that such financing will be secured. We are currently developing a free-standing kiosk model which will allow us to enter markets with an investment of approximately $60,000 as compared to the $100,000 to $200,000 normally experienced with an in-line store. Advantages of the kiosk include shorter lease terms and a less expensive method of testing a location to determine if a traditional in-line store should be added in the future.

      Results of Operations - Three Months Ended July 28, 2002 Compared to
                        Three Months Ended July 29, 2001

                  Set forth below is selected summary financial data derived from the financial statements and financial records.

                                                            Three Months Ended
                                                           ------------------
                                                       July 28, 2002   July 29, 2001
                                                       -------------   -------------

          Statements of Operations Data:
          Total revenues ........................     $ 2,313,898       $ 2,524,643
          Operating loss ........................        (435,495)         (313,061)
          Net loss ..............................        (593,116)         (317,325)
          Net loss per common share .............            (.16)             (.21)
          Weighted average shares outstanding ...       3,704,828         1,537,268

          Statistical Data:
          Store revenues ........................     $ 2,313,427       $ 2,516,998
          Store gross margin ....................       1,569,256         1,750,327
          Store operating expenses ..............       1,473,669         1,636,037
          Store operating profit ................          95,587           114,290
          Corporate overhead operating expenses .         531,223           413,436
          Gross margin percentage ...............            67.8%             69.5%
          Comparable same store sales (28 stores)       2,313,427         2,308,835
          Comparable same store sales growth ....             0.2%            -1.1%


         Total revenues for the three months ended July 28, 2002 were $2,313,898 as compared to $2,524,643 for the comparable period ended July 29, 2001, a decrease of $210,745, or 8.3%. Comparable same store sales (28 stores) were $2,313,427 for the three months ended July 28, 2002 as compared to $2,308,835 for the comparable period ended July 29, 2001, an increase of $4,592, or 0.2%. Comparable same store sales include only those revenues from stores operating continuously during both of the entire periods being compared. Following is a schedule of store closings since January 28, 2001:

                     Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease; Hillsdale Mall, San Mateo, CA - closed August 31, 2001 upon expiration of lease; San Francisco Center, San Francisco, CA - closed December 26, 2001 upon expiration of lease; and, Bellevue Square, Bellevue, WA - closed March 25, 2002 upon early termination agreement.

                  Also included in total revenues are $471 and $7,645 for the quarters ended July 28, 2002 and July 29, 2001, respectively. These revenues generally represent sales to corporate employees and sales generated from our website.

                  For the three months ended July 28, 2002, cost of goods sold was $744,501 and the gross margin was $1,569,397, or 67.8%. For the three months ended July 29, 2001, cost of goods sold was $770,890 and the gross margin was $1,753,753, or 69.5%. The decrease in gross margin percentage is partially attributed to a moving sale conducted at our store in Sunrise, Florida in which we liquidated old merchandise carried over from the 2001 holiday shopping season.

                   Total operating expenses were $2,004,892 for the quarter ended July 28, 2002, compared to $2,066,814 for the quarter ended July 29, 2001, or 86.6% and 81.9% of revenues, respectively. The largest category of these expenses were comprised of store and corporate office personnel expenses, which amounted to $763,130, or 33.0% of revenues, and $855,543, or 33.9% of revenues for the quarters ended July 28, 2002, and July 29, 2001, respectively, a decrease of $92,413. This decrease is attributed primarily to operating fewer stores during the quarter ended July 28, 2002 than during the comparable prior year quarter.

                  Total personnel costs for our corporate personnel were $213,667 and $214,807 for the quarters ended July 28, 2002, and July 29, 2001, respectively. Included in corporate personnel costs is $33,200 representing the amortization of deferred compensation costs associated with the December 2001 stock award to our President and Chief Executive Officer, as discussed above in Liquidity and Capital Resources. The decrease in other corporate personnel costs of $34,340 is attributed to staff reductions and the departure of our Chief Operating Officer in February 2002.

                  Occupancy costs of $680,827, and $681,657, are included in total operating expenses for the three months ended July 28, 2002 and July 29, 2001, respectively. The decrease of $59,442 resulting from operating fewer stores during the quarter ended July 28, 2002 is offset by an increase in current store occupancy costs of $34,583 and an increase in corporate occupancy cost of $23,070 due to having rent at both the current and the former corporate offices. This is expected to be settled for an amount less than the full rental otherwise due through the end of the lease term, January 2003.

                  Other selling, general and administrative expenses of $409,795 and $392,515 are included in total operating expenses for the quarters ended July 28, 2002 and July 29, 2001, respectively. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:

                                                               Three Months Ended
                                                               ------------------
                                                      July 28, 2002            July 29, 2001
                                                      -------------            -------------

          Advertising and promotion ........     $ 36,805         1.6%   $ 51,328         2.0%
          Banking fees .....................       51,105         2.2%     56,747         2.2%
          Merchandise distribution .........       20,780         0.9%     17,930         0.7%
          Repairs and rentals ..............       25,698         1.1%     17,566         0.7%
          Property insurance, fees and taxes       40,082         1.7%     36,143         1.4%
          Professional and service fees ....      108,713         4.7%     67,075         2.7%
          Supplies and product packaging ...       34,989         1.5%     43,442         1.7%
          Telephone and utilities ..........       44,176         1.9%     53,061         2.1%
          Travel ...........................       32,931         1.4%     32,930         1.3%
          Other ............................       14,515         0.6%     16,293         0.6%
                                                 --------         ----   --------         ----
                                                 $409,795        17.7%   $392,515        15.5%
                                                 ========         ====   ========         ====


                  Professional and service fees are $41,638 higher in the current period principally due to higher legal fees of $16,409 and higher other professional fees of $23,182. All other costs are relatively consistent with the prior period.

                  Also included in total operating expenses are depreciation and amortization expenses that were $151,140 and $137,099 for the quarters ended July 28, 2002 and July 29, 2001, respectively.

                  As a result of the foregoing, the loss from operations for the quarter ended July 28, 2002 was $435,495, as compared with a loss from operations for the quarter ended July 29, 2001 of $313,061, an increase of $122,434.

                  Interest income was $876 and $3,180 for the quarters ended July 28, 2002, and July 29, 2001, respectively, and results from the daily investing of available cash balances. The decline is due primarily to lower interest rates on invested balances during the current period. Interest expense was $6,009 and $8,143 for the quarters ended July 28, 2002, and July 29, 2001, respectively, and is comprised primarily of interest charged on the notes discussed above.

                  The Company recognized an unrealized loss from marketable securities of $137,650 which included a loss of $202,650 from their investment in SGDD net of a gain of $65,000 from their investment in Innovations.

                  Other income (expense) consisted of a net expense of $14,838 during the quarter ended July 28, 2002 as compared to net income of $699 during the quarter ended July 29, 2001. The net expense in the current period consists primarily of a litigation settlement of $18,000 offset by license fee income of $3,750.

                  Based on the foregoing, the net loss for the three months ended July 28, 2002 was $593,116 ($.16 per share). This compares with a net loss for the three months ended July 29, 2001 of $317,325 ($.21 per share).

       Results of Operations - Six Months Ended July 28, 2002 Compared to
                         Six Months Ended July 29, 2001

                  Set forth below is selected summary financial data derived from the financial statements and financial records.

                                                               Six Months Ended
                                                               ----------------
                                                       July 28, 2002     July 29, 2001
                                                       -------------     -------------

          Statements of Operations Data:
          Total revenues ........................     $ 4,793,503       $ 4,946,446
          Operating loss ........................      (1,232,620)         (681,385)
          Net loss ..............................      (1,279,530)         (687,428)
          Net loss per common share .............            (.38)             (.45)
          Weighted average shares outstanding ...       3,397,795         1,531,888

          Statistical Data:
          Store revenues ........................     $ 4,792,160       $ 4,932,364
          Store gross margin ....................       3,245,324         3,425,061
          Store operating expenses ..............       3,097,678         3,287,964
          Store operating profit ................         147,646           137,098
          Corporate overhead operating expenses .       1,379,648           791,578
          Gross margin percentage ...............            67.7%             69.3%
          Comparable same store sales (27 stores)       4,628,485         4,384,383
          Comparable same store sales growth ....             5.6%            -4.2%



                  Total revenues for the six months ended July 28, 2002 were $4,793,503 as compared to $4,946,446 for the comparable period ended July 29, 2001, a decrease of $152,943 (3.1%). Comparable same store sales (27 stores) were $4,628,485 for the six months ended July 28, 2002 as compared to $4,384,383 for the comparable period ended July 29, 2001, an increase of $244,102, or 5.6%. Comparable same store sales include only those revenues from stores operating continuously during both of the entire periods being compared Non-same store sales of $163,675 and $547,981 for the six months ended July 28, 2002, and July 29, 2001, respectively, are attributed to stores closed since January 28, 2001, and our outlet store in Sunrise, Florida which was moved to a new location during the quarter ended April 28, 2002. Following is a schedule of store closings since January 28, 2001:

                     Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease; Hillsdale Mall, San Mateo, CA - closed August 31, 2001 upon expiration of lease; San Francisco Center, San Francisco, CA - closed December 26, 2001 upon expiration of lease; and, Bellevue Square, Bellevue, WA - closed March 25, 2002 upon early termination agreement.

                  Also included in total revenues are approximately $1,343 and $14,082 for the six-month periods ended July 28, 2002 and July 29, 2001, respectively. These revenues generally represent sales to corporate employees and sales generated from our website.

                  For the six-month period ended July 28, 2002, cost of goods sold was $1,548,627 and the gross margin was $3,244,876, or 67.7%. For the six-month period ended July 29, 2001, cost of goods sold was $1,516,555 and the gross margin was $3,429,891 , or 69.3%. The decrease in gross margin percentage is partially attributed to a moving sale conducted at our store in Sunrise, Florida in which we liquidated old merchandise carried over from the 2001 holiday shopping season.

                  Total operating expenses were $4,477,496 for the six-month period ended July 28, 2002, compared to $4,111,276 for the six-month period ended July 29, 2001, or 93.4% and 83.1% of revenues, respectively. The largest category of these expenses is comprised of store and corporate office personnel expenses, which amounted to $1,616,941, or 33.7% of revenues, and $1,722,981, or 34.8% of revenues for the six-month periods ended July 28, 2002, and July 29, 2001, respectively, a decrease of $106,040 (6.2%). This decrease is attributed primarily to operating fewer stores during the six-month period ended April 28, 2002, than during the comparable period ended April 29, 2001.

                  Total personnel costs for our corporate personnel were $425,846 and $448,909 for the six-month periods ended July 28, 2002, and July 29, 2001, respectively. Included in corporate personnel costs is $66,401 representing the amortization of deferred compensation costs associated with the December 2001 stock award to our President and Chief Executive Officer, as discussed above in Liquidity and Capital Resources. The net decrease in corporate personnel costs of $23,063 ($89,464 gross) is attributed to staff reductions and the departure of our Chief Operating Officer in February 2002.

                  Occupancy costs of $1,357,873, and $1,376,839, are included in total operating expenses for the six-month periods ended July 28, 2002 and July 29, 2001, respectively. The decrease of $18,966 reflects reduced rent expenses resulting from operating fewer stores during the six-month period ended July 28, 2002 partially offset by higher corporate occupancy costs of $35,877 due to the duplication of facilities during the transition period from the former to the current corporate office location.

                  Other selling, general and administrative expenses of $1,213,986 and $734,833 are included in total operating expenses for the six-month periods ended July 28, 2002 and July 29, 2001, respectively. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:


                                                                  Six Months Ended
                                                                  ----------------
                                                        July 28, 2002            July 29, 2001
                                                        -------------           -------------

          Advertising and promotion ........     $  118,503         2.5%   $   93,776         1.8%
          Banking fees .....................        101,548         2.1%      109,372         2.1%
          Merchandise distribution .........         35,259         0.7%       38,244         0.7%
          Repairs and rentals ..............         40,112         0.8%       31,864         0.6%
          Property insurance, fees and taxes         79,643         1.7%       67,318         1.3%
          Professional and service fees ....        586,382        12.2%      102,459         2.0%
          Supplies and product packaging ...         70,392         1.5%       97,410         1.9%
          Telephone and utilities ..........         90,585         1.9%      100,599         1.9%
          Travel ...........................         66,363         1.4%       60,602         1.2%
          Other ............................         25,200         0.5%       33,189         0.6%
                                                 ----------         ----   ----------         ----
                                                 $1,213,986        25.3%      734,833        14.1%
                                                 ==========         ====   ==========         ====

                  Included in advertising and promotion costs is approximately $40,000 associated with a promotion conducted in March and April 2002, in which customers received a $10 coupon for each $50 they spent in our stores. The cost of the promotion represents customer coupons redeemed during the promotion period.

                  Included in professional and service fees for the six months ended July 28, 2002 is approximately $419,000 associated with certain professional service consulting agreements. During the three months ended April 28, 2002, 850,000 options to purchase shares of common stock were issued to these consultants in connection with various consulting agreements to provide accounting, legal, marketing, and general business advisory services. The terms of the agreements vary from one to three years. The option exercise prices were determined by the closing price of our common stock on the date of grant and range from $.58 to $.65 per share. The fair value of the options granted were determined by the Black-Scholes pricing model, using volatility indexes ranging from 161.6% to 166.1%, and risk-free interest rates ranging from 3.52% to 4.16%. All options granted are fully vested at issuance and have a term of three years.

                  Also included in total operating expenses are depreciation and amortization expenses that were $288,696 and $276,623 for the six-month periods ended July 28, 2002 and July 29, 2001, respectively.

                  As a result of the foregoing, the loss from operations for the six-month period ended July 28, 2002 was $1,232,620, as compared with a loss from operations for the six-month period ended July 29, 2001 of $681,385, an increase of $551,235.

                  Interest income was $2,846 and $8,744 for the six-month periods ended July 28, 2002, and July 29, 2001, respectively, and results from the daily investing of available cash balances. The decline is due primarily to lower interest rates on invested balances. Interest expense was $13,068 and $17,776 for the six-month periods ended July 28, 2002, and July 29, 2001, respectively, and is comprised primarily of interest charged on the notes discussed above.

                  The Company recognized an unrealized loss from marketable securities of $21,850 which included a loss of $86,850 from their investment in SGDD net of a gain of $65,000 from their investment in Innovations.

                  Other income (expense) consisted of a net expense of $14,838 during the six-month period ended July 28, 2002 as compared to net income of $2,989 for the corresponding prior year period. The net expense in the current period consists primarily of a litigation settlement of $18,000 offset by license fee income of $3,750.

                  Based on the foregoing, the net loss for the six-month period ended July 28, 2002 was $1,279,530 ($.38 per share). This compares with a net loss for the six-month period ended July 29, 2001 of $687,428 ($.45 per share).


         Item 3.           Controls and Procedures

                  Terry Washburn, Chief Executive Officer of Premier established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company.
                  During the period immediatedly after the end of the quarter, Mr. Washburn conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is Mr. Washburn's opinion, based upon the evaluation he completed by August 23, 2002, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.


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

                  On April 5, 2001, Aladdin Bazaar, LLC, the landlord for our store located in the Aladdin Hotel and Casino in Las Vegas, Nevada, filed an Application for Summary Eviction and a complaint against us asserting breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, and unlawful detainer/summary eviction. The Aladdin was claiming past due rents of approximately $85,000. On April 15, 2001, we filed an Answer and Counterclaim asserting fraud, intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On April 23, 2001 the court denied Aladdin's Application for Summary Eviction finding that we had put forth evidence to establish a sufficient legal defense to the unlawful detainer and ordered that all further proceedings would be conducted through the pending litigation. In addition, the court ordered we pay approximately $35,000 of the Aladdin's $85,000 claim for past due rent, and to pay 50 percent of $11,812 minimum monthly rent and 100 percent of the additional rent (approximately $2,500) per month during the pendency of the litigation. In August 2002, the landlord offered a settlement which was favorable to Premier and was essentially the same terms of settlement proposed by Premier in December 2001. Premier has signed a summary of amendments to be made to the existing lease and is currently awaiting final amended lease documents from the landlord. The settlement forgives all previously accrued additional rents, requires the payment by Premier of approximately $3,000 in disputed pre-opening expense and reduces future initial lease payments to the amount currently being paid. Premier will realize an expense reduction when the final lease amendment is executed of approximately $30,000 as a result of reversing its current accrued rent.

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

                  On August 16, 2002, LaSalle U.S. Realty Income Growth Fund, Inc. filed a civil action in U.S. District Court in Colorado to recover the seven months remaining on the lease for the former corporate offices of the Company. Premier's counsel is currently in negotiations with the landlord's counsel to reach a settlement. Management of the Company is of the opinion that the accrual which they have made will cover any remaining liability under the lease.

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

         4. On June 14, 2002 the Company issued 20,000 shares of its common stock to its former principal accounting officer who did not relocate with the Company to Grapevine, Texas. The common stock was valued at $1.00 per share for services rendered.

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

         Item 3.     Default Upon Senior Securities

                None

         Item 4.     Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the quarter ended July 28, 2002.

         Item 5.     Other Information

                  The Company currently does not have a Chief Financial Officer.

         Item 6.     Exhibits and Reports on Form 8-K

                Exhibits:

                       Exhibit 99.1 Certification by Terry Washburn, Chief Executive Officer.

                Reports on Form 8-K:  None

                                                               SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     PREMIER CONCEPTS, INC.


         September 16, 2002           By:  /s/Terry Washburn
                                      Terry Washburn, Chief Executive Officer


         September 16, 2002           By:  /s/Mark Henderson
                                      Mark Henderson, Controller

         EXHIBIT 99.1

                                                             CERTIFICATION

         I, Terry Washburn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Premier Concepts, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  September 16, 2002         /s/ Terry Washburn
                                             -----------------------------------
                                             Terry Washburn
                                             Chief Executive Officer