Form 10KSB/A
period 2002-01-27
PREMIER CONCEPTS INC /CO/
filed 2002-09-18
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2
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

Private Placements of Common Stock - On July 27, 2001, the Company received $266,511 from six investors for 304,584 shares of the Company's common stock. On January 17, 2002, the Company sold to two non-affiliated investors units to purchase 300,000 shares of the Company's common stock and 200,000 warrants for $150,000, which was received on January 28, 2002 after year end and as a result has been classified as a subscription receivable at fiscal year end. The warrants enable the holders to purchase an additional 100,000 shares of the Company's common stock at an exercise price of $1.50 per share and an additional 100,000 shares of the Company's common stock at an exercise price of $2.00 per share and expire in 2005.

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
PREMIER CONCEPTS, INC.
 Date: 9/18/2002 	By:/s/ Terry Washburn Terry Washburn, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
 /s/ Terry Washburn Terry Washburn	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors	9/18/2002
/s/ William Nandor William Nandor	Director	9/18/2002
/s/ Gary Wolf Gary Wolf 	Director	9/18/2002