Form 10QSB
period 2002-10-27
PREMIER CONCEPTS INC /CO/
filed 2002-12-16
CIK 879206

_
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 27, 2002
                                       OR
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
             For the transition period from __________ to __________
                         Commission file number 33-42701

                             PREMIER CONCEPTS, INC.
                     (Exact Name of Small Business Issuer as
                            Specified in its Charter)


           Colorado                                        84-1186026
    --------------------                              -----------------
(State or other jurisdiction                            (IRS Employer)
of incorporation or organization)                   Identification Number)

       3801 William D Tate Avenue, Suite 100, Grapevine, TX    76051
            (Address of principal executive offices)         (Zip Code)

            3033 South Parker Road, Suite 120, Aurora,      CO 80014
         (Former address of principal executive offices)   (Zip Code)

                                 (817) 421-0057
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 27, 2002, the Registrant had 3,735,158 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements                                                 3
         Condensed Balance Sheet as of October 27, 2002                       4
         Condensed Statements of Operations for the Three Months Ended
         October 27,2002 and October 28, 2001                                 5
         Condensed Statements of Operations for the Nine Months Ended
         October 27, 2002 and October 28, 2001                                6
         Condensed Statements of Cash Flows for the Nine Months Ended
         October 27, 2002 and October 28, 2001                                7
         Notes to Condensed Financial Statements                              8

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         Results of Operations                                               10

Item 3.  Controls and Procedures                                             24

PART II. OTHER INFORMATION                                                   25

Item 1.  Legal Proceedings                                                   25
Item 2.  Changes in Securities                                               26
Item 3.  Defaults Upon Senior Securities                                     27
Item 4.  Submission of Matters to a Vote of Security Holders                 27
Item 5.  Other Information                                                   27
Item 6.  Exhibits and Reports on Form 8-K                                    28
         Signatures and Section 906 Certification                            28
         Exhibit 99-1 Certification of CEO                                   29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying condensed balance sheet at October 27, 2002, condensed statements of operations for the three and nine months ended October 27, 2002, and October 28, 2001, and condensed statements of cash flows for the nine months ended October 27, 2002, and October 28, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended January 27, 2002, which is included in the Company's Form 10-KSB/A-2 dated January 27, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

PREMIER CONCEPTS, INC.
CONDENSED BALANCE SHEET
As of October 27, 2002
(Unaudited)

ASSETS:

Current assets:
 Cash and cash equivalents .................................     $   612,523
 Marketable equity securities, net..........................          67,550
 Merchandise inventories ...................................       1,486,495
 Prepaid expenses and other current assets..................         102,017
                                                                   -----------
     Total current assets ..................................       2,268,585
Property and equipment, net ................................       1,110,573
Other assets:
 Marketable equity securities, net..........................         405,000
 Trademarks, net ...........................................          16,534
 Website development costs, net ............................         118,912
 Other .....................................................          51,359
                                                                   -----------
     Total assets ..........................................     $ 3,970,963
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Notes payable .............................................     $   274,426
 Accounts payable ..........................................       1,069,915
 Accrued expenses ..........................................         737,456
                                                                   -----------
     Total current liabilities .............................       2,081,797
Deferred rent ..............................................         249,886
                                                                   -----------
     Total liabilities .....................................       2,331,683
                                                                   -----------
Stockholders' equity:
 Preferred stock, $.10 par value, 20,000,000 shares authorized;        --
   no shares issued and outstanding
 Comm  Common stock, $.002 par value; 850,000,000 shares authorized;   7,470
 3,735,158 shares issued and outstanding at October 27, 2002
 Additional paid-in capital .................................      9,410,518
 Subscribed, unissued common stock ............................      513,331
 Deferred compensation ........................................     (149,397)
 Accumulated deficit ..........................................   (8,142,642)
                                                                  -----------
   Total stockholders' equity .................................    1,639,280
                                                                  -----------
     Total liabilities and stockholders' equity ...............  $ 3,970,963
                                                                  ===========
See accompanying notes to condensed financial statements.

PREMIER CONCEPTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended October 27, 2002 and October 28, 2001
(Unaudited)

                                                      Three Months Ended
                                                 27-Oct-02        28-Oct-01
                                                -----------      -----------

Revenues ..................................     $ 2,197,677      $ 2,235,822
Cost of goods sold ........................         678,385          709,337
                                                -----------      -----------
  Gross margin ............................       1,519,292        1,526,485
Operating expenses:
  Personnel ...............................         789,892          789,957
  Occupancy ...............................         706,075          718,763
  Other selling, general and administrative         426,958          333,807
  Depreciation and amortization ...........         218,642          136,108
                                                -----------      -----------
    Total operating expenses ..............       2,141,567        1,978,635
                                                -----------      -----------
Operating loss ............................        (622,275)        (452,150)
                                                -----------      -----------
Other income (expenses):
  Interest income .........................             318            2,846
  Interest expense ........................          (7,770)          (6,929)
  Unrealized loss from marketable securities        (25,350)         (36,800)
  Other ...................................            (560)          30,407
                                                -----------      -----------
    Other, net ............................         (33,362)         (10,476)
                                                -----------      -----------
Net loss ..................................     $  (655,637)     $  (462,626)
                                                ===========      ===========
Net loss per common share, basic and diluted    $     (0.18)     $     (0.21)
                                                ===========      ===========
Weighted average shares outstanding ........      3,729,883        2,190,158
                                                ===========      ===========

See accompanying notes to condensed financial statements.

PREMIER CONCEPTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended October 27, 2002 and October 28, 2001
(Unaudited)
                                                       Nine Months Ended
                                                       ----------------
                                                  27-Oct-02       28-Oct-01

Revenues ..................................     $ 6,991,180      $ 7,182,268
Cost of goods sold ........................       2,227,011        2,225,892
                                                -----------      -----------
  Gross margin ............................       4,764,169        4,956,376
Operating expenses:
  Personnel ...............................       2,406,833        2,512,938
  Occupancy ...............................       2,065,705        2,095,602
  Other selling, general and administrative       1,639,190        1,068,640
  Depreciation and amortization ...........         507,338          412,731
                                                -----------      -----------
    Total operating expenses ..............       6,619,066        6,089,911
                                                -----------      -----------
Operating loss ............................      (1,854,897)      (1,133,535)
                                                -----------      -----------
Other income (expenses):
  Interest income .........................           3,164           11,591
  Interest expense ........................         (20,838)         (24,706)
  Unrealized loss from marketable securities        (47,200)         (36,800)
  Other ...................................         (15,396)          33,396
                                                -----------      -----------
    Other, net ............................         (80,270)         (16,519)
                                                -----------      -----------
Net loss ..................................     $(1,935,167)    $ (1,150,054)
                                                ===========      ===========
Net loss per common share, basic and diluted    $     (0.55)     $     (0.66)
                                                ===========      ===========
Weighted average shares outstanding ........      3,511,494        1,751,311
                                                ===========      ===========

See accompanying notes to condensed financial statements.

PREMIER CONCEPTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 27, 2002 and October 28, 2001
(Unaudited)

                                                      Nine Months Ended
                                                      -----------------
                                                27-Oct-02        28-Oct-01
                                               -----------     ------------

Cash flows from operating activities:
  Net loss ..............................     $(1,935,167)     $(1,150,054)
  Adjustments to reconcile net loss to
  net cash from operating activities:
 Amortization of stock and warrants issued
 for services ...........................         538,367           23,425
 Depreciation and amortization ..........         507,338          412,730
 Unrealized loss in market value of marketable
 securities, net...........................        47,200           36,800
 Changes in operating assets and liabilities:
   (Increase) decrease in:
     Merchandise inventories ..............      (116,155)          62,272
     Other assets .........................        56,232           80,145
   Increase (decrease) in:
     Accounts payable and accrued expenses        492,013          (12,916)
     Other liabilities ....................       (51,662)          (4,842)
                                               -----------      -----------
      Net cash used by operating activities      (461,834)        (552,440)
                                               -----------      -----------
Cash flows from investing activities:
 Capital expenditures ......................      (41,901)        (115,152)
                                               -----------      -----------
       Net cash used by investing activities      (41,901)        (115,152)
                                               -----------      -----------
Cash flows from financing activities:
 Proceeds from sale of common stock ........      580,000          266,511
 Proceeds from exercise of common stock options    60,057             --
 Issuance of note payable .....................    64,665           26,734
 Payments on notes payable ....................  (167,242)        (107,838)
                                               -----------      -----------
     Net cash provided by financing activities    537,480          185,407
                                               -----------      -----------
Increase (decrease) in cash and cash equivalents   33,745         (482,185)
Cash and cash equivalents, beginning of period    578,778          691,693
                                               -----------      -----------
Cash and cash equivalents, end of period .....$   612,523      $   209,508
                                               ===========      ===========

See accompanying notes to condensed financial statements.

                             PREMIER CONCEPTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                October 27, 2002
                                   (UNAUDITED)
                              Stockholders' Equity
On March 18, 2002, we completed a $150,000 private placement with an investor for the sale of 300,000 shares of our $.002 par value common stock at a price of $0.50 per share. In addition, the investor received stock purchase warrants to purchase a total of 100,000 shares of common stock at $1.50 per share, and an additional 100,000 shares of common stock at $2.00 per share.

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

On June 14, 2002 we issued 20,000 shares of our common stock to our former principal accounting officer who did not relocate with the Company to Grapevine, Texas. The common stock was valued at $1.00 per share for services rendered.

On July 3, 2002 we received $48,057 for exercise of common stock options. The shares had not been issued at October 27, 2002, accordingly the Company recorded the proceeds as subscribed, unissued common shares.

On July 11, 2002, we executed an agreement with a company to modify and enhance our existing web site. The agreement required us to issue 100,000 shares of our restricted common stock and make a cash payment of $5,000, plus any applicable sales taxes. The transaction was recorded based upon the closing price of Premier's common stock on July 11, 2002 of $.85 per share. Since the shares were not issued at October 27, 2002, the transaction is recorded as $85,000 of subscribed, unissued common stock.

On August 12, 2002 we received $12,000 for the exercise of common stock options for 20,000 shares of our $0.02 par value common stock at an option price of $0.60 per share. The shares were issued on August 22, 2002.

On September 18, 2002, we completed a $280,000 private placement with two investors for the sale of 448,000 shares of our $.002 par value common stock at a price of $0.625 per share. The shares had not been issued at October 27, 2002, accordingly the Company recorded the proceeds as subscribed, unissued common shares.

On October 25, 2002 we opted to exercise our right to convert a $100,000 note payable to common stock. The convertible note was issued to a vendor in January 2002 in payment for a portion of our payables balance due the vendor at that time. The note provided that we could, at our option, convert the note to our $0.02 par value common stock on a dollar for dollar basis of the average of our closing share price on the three days prior to conversion discounted by 20%. Based on these terms we recorded $100,274 subscribed shares to convert the note and accrued interest to common stock.

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

                     Seasonality and Quarterly Fluctuations

Our faux jewelry chain, operating under the trade names Impostors, Elegant Pretenders and Joli Joli, historically has realized lower sales during the first three quarters which has resulted in incurring operating losses during those quarters. To this end, we have generated an operating loss during the Three and Nine Months Ended October 27, 2002 of $622,275 and $1,854,897, as compared to an operating loss of $452,150 and $1,133,535 for the Three and Nine Months Ended October 28, 2001, respectively.

Our retail business is highly seasonal with our mall locations generating approximately 20% of revenues during the December holiday season. Our 11 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

Liquidity and Capital Resources - October 27, 2002 Compared to January 27, 2002

At October 27, 2002 our operating cash balance of $612,523 was approximately 6% greater than the cash balance of $578,778 at January 27, 2002.

During the Nine Months Ended October 27, 2002, merchandise inventories increased $116,155. Our inventory historically increases in the late third quarter as we begin to buy merchandise for the holiday selling season.

Prepaid expenses and other current assets, which generally include prepaid operating expenses and accounts receivable, decreased $56,232, principally due to the collection of a $25,000 insurance claim receivable, the receipt of $ 10,000 in licensee revenue receivable, and the amortization of $ 16,000 in prepaid insurance premiums.

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

Our investment in the common stock of SGD Holdings was restricted from sale in the open market under Section 144 until July 29, 2002. At July 29, 2002 this restriction expired and the $67,550 net value of the stock at October 27, 2002 was reclassified as a current asset.


As a result of the foregoing, current assets increased by $24,890 from $2,243,695 at January 27, 2002 to $2,268,585 at October 27, 2002.

For the Nine Months Ended October 27, 2002, accounts payable and accrued expenses increased $492,013, or approximately 37.4%. The increase is the result of the build up in inventory for the holiday selling season mentioned above. In addition, $153,200 in increased accrued rent and lease settlement expense related primarily to the closing of the Pointe Orlando and New Orleans retail stores in November 2002, the closing of the Aurora, Colorado corporate office June 2002 and provision for percentage of sales rent expense for our San Francisco retail store. Accounts payable and accrued expenses primarily include amounts payable to merchandise vendors and other suppliers of products and services used in the ordinary course of business.

Notes payable decreased by $202,851. This decrease is the result of regularly scheduled payments made of $167,242 and the conversion a $100,274 note payable to common stock as previously mentioned. In February two short-term notes in the amount of $36,665 were issued to finance a portion of our commercial liability insurance package. The notes bear interest at 6.84%, require monthly principal and interest payments of $7,916, and matured on September 19, 2002. On July 24, 2002 the Company executed a $28,000 note to finance a portion of its directors and officers insurance. The note bears interest at 11%, requires monthly payments of $3,256 and matures on April 17, 2003.

Included in notes payable is a bank note with a principal balance of $180,198 at October 27, 2002. The note requires monthly principal and interest payments of $8,000. The note bears interest at the bank's prime lending rate plus 3%, and matures on January 5, 2003 at which time all unpaid principal and interest are due. We are currently in discussion with the bank to renew the note on its maturity date.

Also included in notes payable is a $67,134 note payable to a vendor. The note requires monthly 5% interest only payments. The note matures on January 10, 2003, at which time all unpaid principal and interest is due.

As a result of the foregoing, current liabilities increased $289,161 from $1,792,636 at January 27, 2002, to $2,081,797 at October 27, 2002. Working
capital decreased $264,271 from $451,059 at January 27, 2002 to $186,788 at October 27, 2002.

Property and equipment, net of accumulated depreciation, decreased $426,332 from $1,536,905 at January 27, 2002, to $1,110,573 at October 27, 2002, which consisted of depreciation of $462,938 less property additions of $36,606. Included in depreciation is $108,500 in impairment charges for assets abandoned at the three closed facilities previously mentioned.

On October 28, 2001, we completed an exchange of common stock with SGD Holdings, Ltd. ("SGDD"). The non-cash transaction resulted in the exchange of 355,000 shares of our common stock for 965,000 shares of SGDD common stock. We valued the transaction based on the closing market price of our common stock on July 27, 2001, as quoted on the NASDAQ Stock Market. FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. As of October 27, 2002, we have classified the investment at fair value and as trading securities as a result of our intention to not hold the securities indefinitely. Fair value is defined to be the last closing price for the listed securities. Unrealized gains and losses based on fluctuations in the market value of the investment securities are recorded as other income or expenses in the period the fluctuation occurs. For the three month period ended October 27, 2002, we recorded a gain in the market value of this investment of $9,650. For the nine month period ended October 27, 2002, we recorded a loss of $77,200. Until July 29, 2002 this investment was restricted from sale in the open market under Section 144. In addition, due to the limited trading volume of SGDD common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market, accordingly, we believe the fair value of the investment is less than the recorded value under FAS No.
115. Due to the size of the investment and its limited trading volume, there can be no assurance that we will realize the recorded value of this investment.


In April 2002, we completed an exchange of common stock with a group of investors. In a series of transactions we acquired 200,000 shares of IVAT Industries, Inc., and 400,000 shares of Beechport Capital Corp., in exchange for 500,000 shares of Premier Concepts, Inc. common stock. The recorded fair value of the securities at April 28, 2002 was

$250,000. On July 18, Premier exchanged all of its IVAT and Beechport investment for 100,000 shares of Lifestyle Innovations, Inc. ("Innovations"). The transaction was valued at $375,000, based upon the closing price for Innovations on July 18, 2002 and the $125,000 difference between the value of Innovations and the recorded value of IVAT and Beechport securities," was recorded as additional paid in capital.

We valued the transaction based on the closing market price of our common stock on July 18, 2002, as quoted on the NASDAQ Stock Market. FAS No. 115, "Accounting for Certain Investments in Debt and Equity have classified the investment at fair value and as trading securities as a result of our intention to not hold the securities indefinitely. Fair value is defined to be the last closing price for the listed securities. Unrealized gains and losses based on fluctuations in the market value of the investment securities are recorded as other income or expenses in the period the fluctuation occurs. For the three month period ended October 27, 2002, we recorded a loss in the market value of this investment of $35,000. For the nine month period ended October 27, 2002 recorded a gain of $30,000. The investment in Innovations is restricted from sale in the open market under Section 144. In addition, due to the limited trading volume of Innovations common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market, accordingly, we believe the fair value of the investment is less than the recorded value under FAS No. 115. Due to the size of the investment and its limited trading volume, there can be no assurance that we will realize the recorded value of this investment.

Our trademark assets, representing the goodwill of the Impostors trademark and other intellectual property, were acquired as part of the acquisition of Impostors in 1994. This asset is being amortized over a 10-year period, and had an unamortized book value of $16,534 at October 27, 2002.

In October 1996, we developed and launched our first e-commerce website "impostors.com" which provided our initial Internet presence. While the website had the capability to generate sales of our product, we realized only modest revenue generated directly from the website. In July 1999, we started the process of developing a new e-commerce platform from which we showcase existing and new product concepts. The new site was launched on May 30, 2000. In January 2002, we temporarily disabled certain aspects of the site including the product sales links. On July 11, 2002, Premier executed an agreement with a company to modify and enhance its existing website. The agreement required Premier to issue 100,000 shares of its restricted common stock and make a cash payment of $5,000, plus any applicable sales taxes. The transaction was recorded based upon the closing price of Premier's common stock on July 11, 2002 of $.85 per share. Since the shares were not issued at October 27, 2002, the transaction is recorded as $85,000 of subscribed, unissued common stock. The website was redesigned to improve its functionality and was re-launched on November 11, 2002. At October 27, 2002, we had a net investment of $118,912 in the impostors.com website. The remaining net investment will be amortized over three years beginning in the re-launch month of November, 2002.

Other non-current assets primarily include security deposits made to landlords and utility service providers. The balance of $51,359 at October 27, 2002 is 13,673 less than the January 27, 2002 balance of $65,032, and is the result of an $8,600 security deposit forfeited as part of an early termination agreement associated with our former store in Bellevue, Washington. The store was closed on March 25, 2002, due to continued poor performance. In addition we received refunds of $3,000 in deposits related to the completed remodeling of our White Flint, Maryland store.

Deferred rent decreased $51,662 from $301,548 at January 27, 2002, to $249,886 at October 27, 2002, resulting from the recognition of rental expense on a straight line basis on leases that contain predetermined fixed escalations of the minimum rents during the initial term of the lease.

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

On August 12, 2002 we received $12,000 for the exercise of options on 20,000 shares of our $0.02 par value common stock. The shares were issued on August 22, 2002.

As a result of the foregoing, common stock increased $1,680, from $5,790 (2,895,158 shares outstanding) at January 27, 2002, to $7,470 (3,735,158 shares outstanding) at October 27, 2002.

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

As a result of the foregoing, additional paid in capital increased $974,085 from $8,436,433 at January 27, 2002 to $9,410,518 at October 27, 2002.

On July 3, 2002 we received $48,057 for exercise of common stock options. The shares had not been issued at October 27, 2002, accordingly the Company recorded the proceeds as subscribed, unissued common shares.

On July 11, 2002, Premier executed an agreement with a company to modify and enhance its existing web site. The agreement required Premier to issue 100,000 shares of its restricted common stock and make a cash payment of $5,000, plus any applicable sales taxes. The transaction was recorded based upon the closing price of Premier's common stock on July 11, 2002 of $.85 per share. Since the shares were not issued at October 27, 2002, the transaction is recorded as $85,000 of subscribed, unissued common stock.

On September 18, 2002 we completed a private placement of 448,000 shares of our common stock for $280,000. The shares were unissued at October 27,2002 and accordingly were recorded as subscribed shares.

As previously described, on October 25, 2002 we converted a note payable to our common stock. The transaction was valued at $100,274, which was the principal amount of the note plus accrued interest to the date of conversion. The shares were unissued at October 27,2002 and accordingly were recorded as subscribed shares.

As a result of the foregoing, subscribed, unissued common stock had a balance of $513,331 at October 27, 2002.

In December 2001, Mr. Terry Washburn was awarded 400,000 shares of the Company's common stock as inducement to enter into a two-year commitment to serve as President and Chief Executive Officer. While the total 400,000 shares were issued to Mr.

Washburn, the agreement stipulates that should he voluntarily terminate or be terminated for cause, the shares would be subject to pro-rata forfeiture on a proportional basis over the twenty-four month period beginning December 17, 2001. Mr. Washburn would be relieved from any risk of forfeiture in the event his employment would be terminated without cause prior to the expiration of the twenty-four month period. If Mr. Washburn voluntarily terminates his employment within the first 15 months of his employment, we will have the option of purchasing the shares earned on a pro-rata basis for $.10 per share. The total value of the shares awarded was $265,600. The unearned portion of the shares is classified as deferred compensation and is being charged to operations on a pro-rata monthly basis. For the Nine Months Ended October 27, 2002, 150,000 shares were earned under the award at a value of $99,602.

As a result of the net loss for the Nine Months Ended October 27, 2002 of $1,935,167, the accumulated deficit increased from $6,207,475 at January 27, 2002 to $8,142,642 at October 27, 2002. Considering the net loss and the equity transactions as discussed above, total stockholders' equity decreased $346,468 from $1,985,748 at January 27, 2002 to $1,639,280 at October 27, 2002.

Net cash used by operating activities was $461,834 for the Nine Months Ended October 27, 2002, compared with $552,440 for the Nine Months Ended October 28, 2001, a decrease of $90,606. The current year loss exceeded the prior year amount by $785,113, which was partially offset by an increase of $514,942 in amortization of stock and warrants issued for services, resulting in a remaining difference in cash used by operating activities of $270,171. The majority of the remaining difference is a result of the increase in inventory levels coupled with the increase in accounts payable, accrued expenses and other liabilities.

Net cash used by investing activities was $41,901 for the Nine Months Ended October 27, 2002 compared with $115,152 for the Nine Months Ended October 28, 2001, which is the result of lower capital expenditures in the current year period.

Net cash provided by financing activities for the Nine Months Ended October 27, 2002 was $537,480, and represents proceeds from private placements of our common stock in January, March and September of 2002 and the exercise of stock options in July and August of 2002, as well as the financing of a portion of our insurance policies together with regularly scheduled debt payments. This compares to net cash provided by financing activities of $185,407 for the Nine Months Ended October 28, 2001, which represented the issuance of common stock, the issuance of notes payable to finance a portion of our commercial liability insurance package, and regularly scheduled payments on other notes payable.

The foregoing resulted in an increase of $33,745 in our operating cash position from $578,778 at January 27, 2002 to $612,523 at October 27, 2002. This compares with a decrease in cash of $482,185 from $691,693 at January 28, 2001, to $209,508 at October 28,2001.

In November, 2002 we executed five year leases for new retail kiosk locations at the Scottsdale, Arizona Fashion Square Mall and the Chandler, Arizona Fashion Center Mall. Advantages of the kiosk venue versus our more traditional inline presentation include shorter lease terms, smaller capital requirement, a less expensive method of testing a location to determine if a traditional in-line store should be added in the future and the portability of the kiosk fixture presentation. Both leases have an exit provisions in the first two years to allow closure of the facilities with minimal expense should the financial performance not meet desired goals. Possible new locations are evaluated on an ongoing basis. Depending on location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $60,000-$200,000, including the lease build-outs, fixtures, equipment and inventory. Additional sources of capital are currently being evaluated to meet plans for future capital investment and working capital needs. However, there can be no assurance that such financing can be secured.

Results of Operations - Three Months Ended October 27, 2002 Compared to Three Months Ended October 28, 2001

Set forth below is selected summary financial data derived from the financial statements and financial records.

                                                  Three Months Ended
                                                 ------------------
                                         October 27, 2002   October 28, 2001
                                            -------------   -------------
Statements of Operations Data:
Total revenues ........................     $ 2,197,677       $ 2,235,822
Operating loss ........................        (622,275)         (452,150)
Net loss ..............................        (655,637)         (462,626)
Net loss per common share .............            (.18)             (.21)
Weighted average shares outstanding ...       3,729,883         2,190,158

Statistical Data:
Store revenues ........................     $ 2,197,540       $ 2,226,306
Store gross margin ....................       1,519,357         1,521,484
Store operating expenses ..............       1,714,462         1,596,072
Store operating loss ..................        (195,105)          (74,587)
Corporate overhead operating expenses .         427,105           366,336
Gross margin percentage ...............            69.1%             68.3%
Comparable same store sales (27 stores)       2,100,111         1,988,426
Comparable same store sales growth ....             5.6%            -7.7%

Total revenues for the three months ended October 27, 2002 were $2,197,677 as compared to $2,235,822 for the comparable period ended October 28, 2001, a decrease of $38,145, or 1.7%. Comparable same store sales (27 stores) were $2,100,111 for the three months ended October 27, 2002 as compared to $1,988,426 for the comparable period ended October 28, 2001, an increase of $111,685, or 5.6%. Comparable same store sales include only those revenues from stores operating continuously during both of the entire periods being compared. Following is a schedule of store closings since January 28, 2001:

Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease; Hillsdale Mall, San Mateo, CA - closed August 31, 2001 upon expiration of lease; San Francisco Center, San Francisco, CA - closed December 26, 2001 upon expiration of lease; and, Bellevue Square, Bellevue, WA - closed March 25, 2002 upon early termination agreement. Two stores (Pointe Orlando, Florida and Riverwalk, New Orleans) were closed on or about November 18, 2002. Since the stores were closed after October 27, 2002 they are reported as comparable stores above. The White Flint Maryland store was closed for remodeling in October and November of 2001 and is therefore not reported as comparable above.

Also included in total revenues are $137 and $9,516 for the quarters ended October 27, 2002 and October 28, 2001, respectively. These revenues generally represent sales to corporate employees and sales generated from our website.

For the three months ended October 27, 2002, cost of goods sold was $678,385 and the gross margin was $1,519,292, or 69.1%. For the three months ended October 28, 2001, cost of goods sold was $709,337 and the gross margin was $1,526,485, or 68.3%. The increase in gross margin percentage was due in part to price increases taken in September and October 2002 to reflect the increase in gold prices during 2002. In addition, during the two month's following September 11, 2001 we instituted greater promotional discounting to spur sales.

Total operating expenses were $2,141,567 for the quarter ended October 27, 2002, compared to $1,978,635 for the quarter ended October 28, 2001, or 97.4% and 88.5% of revenues respectively. The largest category of these expenses were comprised of store and corporate office personnel expenses which amounted to $789,892, or 35.9% of revenues and $789,957 or 35.3% of revenues for the quarters ended October 27, 2002 and October 28, 2001 respectively.

Total personnel costs for our corporate personnel were $199,435 and $190,365 for the quarters ended October 27, 2002, and October 28, 2001, respectively. Included in corporate personnel costs is $33,200 representing the amortization of deferred compensation costs associated with the December 2001 stock award to our President and Chief Executive Officer, as discussed above in Liquidity and Capital Resources. The decrease in other corporate personnel costs of $24,131 is attributed to staff reductions and the departure of our Chief Operating Officer in February 2002.

Occupancy costs of $706,075, and $718,763, are included in total operating expenses for the three months ended October 27, 2002 and October 28, 2001, respectively. A decrease of $79,346 resulting from operating fewer stores and a smaller corporate office during the quarter ended October 27, 2002 is partially offset by an increase in current store occupancy costs of $66,659. The increased same store occupancy costs is due primarily to $20,200 in expense accrued for the closing of two stores in November, 2002 and provision for $54,000 in percentage of sales rent charges at our San Francisco, California retail store.

Other selling, general and administrative expenses of $426,958 and $333,807 are included in total operating expenses for the quarters ended October 27, 2002 and October 28, 2001, respectively. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:


                                               Three Months Ended
                                               ------------------
                                     October 27, 2002      October 28, 2001
                                      -------------          -------------

Advertising and promotion ........  $ 49,547    2.3%       $ 41,054     1.8%
Banking fees .....................    45,798    2.1%         49,419     2.2%
Merchandise distribution .........    18,279    0.8%         14,683     0.7%
Repairs and rentals ..............    19,999    0.9%         14,094     0.6%
Property insurance, fees and taxes    38,578    1.8%         46,102     2.1%
Professional and service fees ....   117,106    5.2%         59,701     2.7%
Supplies and product packaging ...    32,875    1.5%         29,975     1.3%
Telephone and utilities ..........    72,818    3.3%         52,391     2.3%
Travel ...........................    23,446    1.1%         16,912     0.8%
Other ............................     8,512    0.4%          9,476     0.4%
                                     --------   ----        --------    ----
                                    $426,958    19.4%      $333,807    14.9%
                                    ========    ====       ========    ====

Selling and general administrative costs related to professional services incurred at the corporate level were $117,106 and $59,701 for the three months ended October 27, 2002 and October 28, 2001 respectively or an increase of $ $57,405. The major factors contributing to the increase were $12,500 in real estate consulting, $13,200 in accounting and legal services related to a September S3 filing, $9,400 in information technology costs related to the relocation of the corporate offices from Colorado to Texas and $11,000 in costs related to additional shares listed on the NASDAQ this year.

Selling and general administrative costs related to telephone and utilities were $72,818 and $52,391 for the three months ended October 27, 2002 and October 28, 2001 respectively or an increase of $20,427. The increase is primarily the result of $5,100 in teleconferencing costs and delays in receiving accurate billings for utilities and telephone as a result of the corporate office relocation from Aurora, Colorado to Grapevine, Texas in July, 2002.

Also included in total operating expenses are depreciation and amortization expenses that were $218,642 and $136,108 for the quarters ended October 27, 2002 and October 28, 2001, respectively. The increase of $82,534 is due to impairment charges related to the closing of two stores in November, 2002 as previously mentioned.

As a result of the foregoing, the loss from operations for the quarter ended October 27, 2002 was $622,275, as compared with a loss from operations for the quarter ended October 28, 2001 of $452,150, an increase of $170,125.

Interest income was $318 and $2,846 for the quarters ended October 27, 2002, and October 28, 2001, respectively, and results from the daily investing of available cash balances. The decline is due primarily to lower interest rates on invested balances during the current period. Interest expense was $7,770 and $6,929 for the quarters ended October 27, 2002, and October 28, 2001, respectively, and is comprised primarily of interest charged on the notes discussed above.

The Company recognized an unrealized loss from marketable securities of $25,350 which included a gain of $9,650 from their investment in SGDD net of a loss of $35,000 from their investment in Innovations.

Based on the foregoing, the net loss for the three months ended October 27, 2002 was $655,637 ($.18 per share). This compares with a net loss for the three months ended October 28, 2001 of $462,626 ($.21 per share).

Results of Operations - Nine Months Ended October 27, 2002 Compared to Nine Months Ended October 28, 2001

Set forth below is selected summary financial data derived from the financial statements and financial records.



                                                     Nine Months Ended
                                                     ----------------
                                          October 27, 2002     October 28, 2001
                                            -------------     -------------

Statements of Operations Data:
Total revenues ........................     $ 6,991,180       $ 7,182,268
Operating loss ........................      (1,854,897)       (1,133,535)
Net loss ..............................      (1,935,167)       (1,150,054)
Net loss per common share .............            (.55)             (.66)
Weighted average shares outstanding ...       3,511,494         1,751,311

Statistical Data:
Store revenues ........................     $ 6,989,700       $ 7,158,670
Store gross margin ....................       4,764,681         4,946,546
Store operating expenses ..............       4,812,721         4,884,034
Store operating profit (loss)..........         (48,040)           62,510
Corporate overhead operating expenses .       1,806,345         1,157,915
Gross margin percentage ...............            68.2%             69.0%
Comparable same store sales (27 stores)       6,662,212         6,319,574
Comparable same store sales growth ....             5.4%            -5.6%

Total revenues for the Nine Months Ended October 27, 2002 were $6,991,180 as compared to $7,182,268 for the comparable period ended October 28, 2001, a decrease of $191,088 (2.7%). Comparable same store sales (27 stores) were $6,662,212 for the Nine Months Ended October 27, 2002 as compared to $6,319,574 for the comparable period ended October 28, 2001, an increase of $342,638, or 5.4%. Comparable same store sales include only those revenues from stores operating continuously during both of the entire periods being compared. Non-same store sales of $327,488 and $839,096 for the Nine Months Ended October 27, 2002, and October 28, 2001, respectively, are attributed to stores closed since January 28, 2001, our outlet store in Sunrise, Florida which was moved to a new location during the quarter ended April 28, 2002 and our store in White Flint, Maryland which was closed for remodeling in October and November, 2001. Following is a schedule of store closings since January 28, 2001:

Tucson Mall, Tucson, AZ - closed January 28, 2001 due to sale of our lease; Hillsdale Mall, San Mateo, CA - closed August 31, 2001 upon expiration of lease; San Francisco Center, San Francisco, CA - closed December 26, 2001 upon expiration of lease; and,

Bellevue Square, Bellevue, WA - closed March 25, 2002 upon early termination agreement. In November 2002 the stores in Orlando Florida and New Orleans were closed due to continued poor performance. Both stores are included in comparable figures reported above since they both remained open at October 27, 2002.

Also included in total revenues are approximately $1,480 and $23,598 for the nine-month periods ended October 27, 2002 and October 28, 2001, respectively. These revenues generally represent sales to corporate employees and sales generated from our website.

For the nine-month period ended October 27, 2002, cost of goods sold was $2,227,011 and the gross margin was $4,764,169, or 68.2%. For the nine-month period ended October 28, 2001, cost of goods sold was $2,225,892 and the gross margin was $4,956,376, or 69.0%. The lower margin is attributable to several factors including a greater balance of sale in Moisanite and consigned products which produce margins in the 50% to 60% range, an increase in gold prices during the past 12 months without corresponding increases in our retail prices until September, 2002 and heavier promotional discounting in a soft retail market for much of the year.

Total operating expenses were $6,619,066 for the nine-month period ended October 27, 2002, compared to $6,089,911 for the nine-month period ended October 28, 2001, or 94.7% and 84.8% of revenues, respectively. The largest category of these expenses is comprised of store and corporate office personnel expenses, which amounted to $2,406,833, or 34.4% of revenues, and $2,512,938, or 35.0% of revenues for the nine-month periods ended October 27, 2002, and October 28, 2001, respectively, a decrease of $106,105 (4.2%). This decrease is attributed primarily to operating fewer stores and reduced corporate office staffing during the nine-month period ended October 27, 2002, than during the comparable period ended October 28, 2001.

Total personnel costs for our corporate personnel were $625,280 and $639,275 for the nine-month periods ended October 27, 2002, and October 28, 2001, respectively. Included in corporate personnel costs is $108,535 representing the amortization of deferred compensation costs associated with the December 2001 stock award to our President and Chief Executive Officer, as discussed above in Liquidity and Capital Resources. The net decrease in corporate personnel costs of $13,995 ($122,530 gross) is attributed to staff reductions and the departure of our Chief Operating Officer in February 2002.

Occupancy costs of $2,065,705, and $2,095,602, are included in total operating expenses for the nine-month periods ended October 27, 2002 and October 28, 2001, respectively. The decrease of $29,897 reflects reduced rent expenses resulting from operating fewer stores and a smaller corporate office during the nine-month period ended October 27, 2002. The gross savings of $141,752 in closed locations is offset by $66,400 in accrued lease settlement costs for the closed Aurora, Colorado corporate office and the New

Orleans and Orlando stores closed in November, 2002 as well as $54,000 in accrued rent expense for a percentage of sales rent expense for our San Francisco retail store.

Other selling, general and administrative expenses of $1,639,190 and $1,068,640 are included in total operating expenses for the nine-month periods ended October 27, 2002 and October 28, 2001, respectively. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:



                                              Nine Months Ended
                                               ----------------
                                    October 27, 2002    October 28, 2001
                                     -------------        -------------

Advertising and promotion ........  $  168,326  2.4%     $  134,830  1.9%
Banking fees .....................     147,359  2.1%        158,791  2.2%
Merchandise distribution .........      53,538  0.7%         52,927  0.7%
Repairs and rentals ..............      62,371  0.9%         45,958  0.6%
Property insurance, fees and taxes     118,222  1.7%        117,702  1.6%
Professional and service fees ....     703,488 10.1%        162,161  2.3%
Supplies and product packaging ...     103,597  1.5%        127,384  1.8%
Telephone and utilities ..........     163,879  2.3%        152,992  2.2%
Travel ...........................      83,896  1.2%         77,514  1.1%
Other ............................      34,514  0.5%         38,381  0.5%
                                      --------  ----     ----------  ----
                                    $1,639,190 23.4%      1,068,640 14.9%
                                    ==========  ====     ==========  ====


Included in advertising and promotion costs is approximately $40,000 associated with a promotion conducted in March and April 2002, in which customers received a $10 coupon for each $50 they spent in our stores. The cost of the promotion represents customer coupons redeemed during the promotion period.

Included in professional and service fees for the Nine Months Ended October 27, 2002 is approximately $419,000 associated with certain professional service consulting agreements. During the three months ended April 28, 2002, 850,000 options to purchase shares of common stock were issued to these consultants in connection with various consulting agreements to provide accounting, legal, marketing, and general business advisory services. The terms of the agreements vary from one to three years. The option exercise prices were determined by the closing price of our common stock on the date of grant and range from $.58 to $.65 per share. The fair value of the options granted were determined by the Black-Scholes pricing model, using volatility indexes ranging from 161.6% to 166.1%, and risk-free interest rates ranging from 3.52% to 4.16%. All options granted are fully vested at issuance and have a term of three years. Professional and service fees also includes legal fees of $234,445 and $78,445 for the nine-months ended

October 27, 2002 and October 28, 2001 respectively, or an increase of $156,000 related to various litigation as mentioned later.

Also included in total operating expenses are depreciation and amortization expenses that were $507,338 and $412,731 for the nine-month periods ended October 27, 2002 and October 28, 2001, respectively. The increase of $94,607 is primarily attributable to impairment charges for two stores closed in November, 2002 as previously mentioned.

As a result of the foregoing, the loss from operations for the nine-month period ended October 27, 2002 was $1,854,897, as compared with a loss from operations for the nine-month period ended October 28, 2001 of $1,133,535, an increase of $721,362.

Interest income was $3,164 and $11,591 for the nine-month periods ended October 27, 2002, and October 28, 2001, respectively, and results from the investing of available cash balances. The decline is due primarily to lower interest rates on invested balances. Interest expense was $20,838 and $24,706 for the nine-month periods ended October 27, 2002, and October 28, 2001, respectively, and is comprised primarily of interest charged on the notes discussed above.

The Company recognized an unrealized loss from marketable securities of $47,200 which included a loss of $77,200 from their investment in SGDD net of a gain of $30,000 from their investment in Innovations.

Other income (expense) consisted of a net other expense of $15,396 during the nine-month period ended October 27, 2002 as compared to net other income of $33,396 for the corresponding prior year period. The net expense in the current period consists primarily of a litigation settlement of $18,000.

Based on the foregoing, the net loss for the nine-month period ended October 27, 2002 was $1,935,167 ($.55 per share). This compares with a net loss for the nine-month period ended October 28, 2001 of $1,150,054 ($.66 per share).

Item 3. Controls and Procedures

Terry Washburn, Chief Executive Officer of Premier established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company. During the period immediately after the end of the quarter, Mr. Washburn conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is Mr. Washburn's opinion, based upon the evaluation he completed by November 11, 2002 that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

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

On April 5, 2001, Aladdin Bazaar, LLC, the landlord for our store located in the Aladdin Hotel and Casino in Las Vegas, Nevada, filed an Application for Summary Eviction and a complaint against us asserting breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, and unlawful detainer/summary eviction. The Aladdin was claiming past due rents of approximately $85,000. On April 15, 2001, we filed an Answer and Counterclaim asserting fraud, intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On April 23, 2001 the court denied Aladdin's Application for Summary Eviction finding that we had put forth evidence to establish a sufficient legal defense to the unlawful detainer and ordered that all further proceedings would be conducted through the pending litigation. In addition, the court ordered we pay approximately $35,000 of the Aladdin's $85,000 claim for past due rent, and to pay 50 percent of $11,812 minimum monthly rent and 100 percent of the additional rent, (approximately $2,500) per month during the pendency of the litigation. In August 2002 the landlord offered a settlement which was favorable to Premier and was essentially the same terms of settlement proposed by Premier in December 2001. Premier and the landlord signed a summary of amendments to the existing lease on November 14, 2002 to settle the dispute. The settlement forgives all previously accrued additional rents, requires the payment by Premier of $2,356 in disputed pre-opening expense and reduces future initial lease payments to the amount currently being paid. Premier will realize an expense reduction when the final lease amendment is executed of approximately $30,000 as a result of reversing its current accrued rent.

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

5. On August 22, 2002 we received $12,000 for the exercise of common stock options for 20,000 shares of our $0.02 par value common stock at an option price of $0.60 per share. The shares were issued on August 22, 2002.

In each of the foregoing issuances, the acquired security holder represented that he, she or it qualified as a "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") or the Company otherwise had a reasonable basis to believe that each satisfied certain other suitability requirements. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act, in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended October 27, 2002.

Item 5. Other Information

1. The Company currently does not have a Chief Financial Officer.

2. On November 8, 2002 we advised the NASDAQ stock exchange of our intention to move our stock from the NASDAQ to the Bulletin Board exchange due to our inability to meet the $2,500,000 minimum shareholder equity standard.

3. On November 11, 2002 we established a $500,000 revolving credit line with Fleet Precious Metals, a division of Fleet Bank. The terms of the agreement required us to place $250,000 on deposit with Fleet and those funds will remain restricted while the credit facility is open. In addition the credit line is guaranteed by a shareholder of the company.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:
Exhibit 99.1 Certification by Terry Washburn, Chief Executive Officer.

Reports on Form 8-K:
None

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             PREMIER CONCEPTS, INC.

December 16, 2002           By:  /s/Terry Washburn
                             Terry Washburn, Chief Executive Officer

December 16, 2002           By:  /s/Mark L. Henderson
                             Mark L. Henderson, Controller

                       Certification pursuant to 18 U.S.C.
                            Section 1350, as adopted
                           pursuant to Section 906 of
                            the Sarbanes-Oxley act of
                                      2002.

The undersigned officer of Premier Concepts, Inc. (the "Company") hereby certifies that:

(i) the accompanying Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended October 27, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated December 16, 2002

/s/ Terry Washburn
------------------------------

Terry Washburn
President AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)


The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EXHIBIT 99.1
Certification:
I, Terry Washburn, certify that:

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

December 16, 2002             By: /s/Terry Washburn
                              Terry Washburn, Chief Executive Officer