Form 10KSB
period 2003-01-26
PREMIER CONCEPTS INC /CO/
filed 2003-05-13
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                   For the fiscal year ended January 26, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ____________ to ____________

                         Commission file number 33-42701

                             PREMIER CONCEPTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Colorado                                   84-1186026
    (State or other jurisdiction           I.R.S. Employer Identification number
  of incorporation or organization)

           3801 William D Tate Avenue, Suite 100, Grapevine, Texas    76051
                     (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (817) 421-0057

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended January 26, 2003 were $9,883,260.

As of April 8, 2003, the aggregate market value of the Common Stock of the Issuer based upon the closing bid price of the Common Stock as quoted on the
OTC: Bulletin Board held by non-affiliates of the Issuer was $403,123. As of April 8, 2003, 4,515,679 shares of Common Stock of the Issuer were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]; No [ X ].

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

                                     PART I


Item 1.           Description of Business

Overview

Operating under the names "Impostors," "Elegant Pretenders," and "Joli-Joli," we specialize in the marketing and retailing of high-end reproduction jewelry ("faux jewelry"), 14-karat gold jewelry with cubic zirconia and other synthetic stones and sterling silver jewelry with semi-precious and synthetic stones. Our national chain of 25 retail locations sell jewelry that emulates classic fine jewelry as well as pieces designed by famous designers. The product line also includes replicas of jewelry owned by celebrities. Faux jewelry is created with layered gold, cubic zirconia and Austrian crystal to simulate the look of fine jewelry. We also sell a collection of genuine sterling silver jewelry featuring semi-precious and synthetic stones. The products are purchased from several domestic vendors and from vendors in China, Greece, Italy, Japan, Korea, Spain, Taiwan and Thailand.

The Impostors, Elegant Pretenders and Joli-Joli stores are designed to match the elegant look of our products and to provide customers with the feeling of shopping in an upscale, fine jewelry environment. The stores are located in shopping malls and tourist locations, currently in Southern California, Northern California, the states of Arizona, Colorado, Florida, Louisiana, Maryland, Nevada, New Jersey, Pennsylvania, and in the Washington, D.C. area. The largest and most visible store is located in the prime retail area of San Francisco's Union Square. Since January 27, 1997, we have opened sixteen (16) additional retail locations. During the same period, twenty-three (23) retail stores were closed due to lease expirations and unprofitable operations, bringing the total number of stores currently operating to twenty-five (25).

On April 30, 2003 Premier announced that it had signed a letter of intent to acquire USN Television Group, Inc. for 500,000 shares of its common stock. Subject to earn-out provisions relating to revenue and net profit margins, the purchase price could increase by an additional 9,500,000 shares. The acquisition is subject to execution of definitive agreements, Premier raising $240,000 in additional equity and other standard closing requirements.

USN is a start up retail seller of consumer products through interactive electronic media including broadcast, cable and satellite television and will present mass-appeal consumer products at attractive price points that leverage the visual appeal of television. USN programming specializes in jewelry and related collectibles and its content will be transmitted by satellite to cable television systems, direct broadcast satellite (DBS) systems and television broadcasting stations throughout North America. USN Television Group, Inc. is a privately held company headquartered in Los Angeles, California. The company maintains a website at www.shopusn.com.

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

Since 1994, our business strategy has included growing the retail chain in profitable markets, closing unprofitable stores, remodeling existing stores, and the development of new marketing channels including direct mail and Internet distribution. Total revenues for the year ended January 26, 2003 of $9,883,260 were 4% less than the total revenues of $10,261,190 for the year ended January 27, 2002. The net loss for the year ended January 26, 2003 was $1,997,137 as compared to the net loss of $1,479,552 for the year ended January 27, 2002. Business strategies continue to focus on the leveraging on our name and goodwill to achieve additional distribution for our products as well as seeking new retail locations that offer potential for above average return on investment. In this regard, we opened two kiosk locations during the past year as dicussed in Remodeling and Expansion Strategy below.

Principal Products

Our products are comprised of approximately 40% fine jewelry reproductions and emulations of merchandise inspired by classic designers. Since the fine jewelry reproduction products are generally set in layered 18-karat gold over jewelers' bronze or 18-karat gold over sterling silver, the jewelry can be offered at substantially less cost than the original pieces. Approximately 40% of our pieces are solid 14-karat gold featuring cubic zirconia and other synthetic stones, and the remaining 20% are sterling silver with semi-precious stones and cubic zirconia. The use of cubic zirconia and other laboratory grown stones offers a more affordable product by emulating the look and feel of expensive gemstone jewelry. Approximately 2,500 different jewelry items are offered, with none representing more than 10% of the total annual sales.

Most of the products are selected from existing inventory offered by vendors. Occasionally, purchases are made of exclusive items that are manufactured specifically for us under special order. Because the products are high-quality emulations of classic fine jewelry designs that change little from year to year, which reduces the risk of inventory obsolesence.

Remodeling and Expansion Strategy

During fiscal 2002 we closed two locations and during fiscal 2003 we closed five locations due to unprofitable operations and lease expirations. In addition, during fiscal 2003 we opened two kiosk locations. Due to our continued operating losses and our limited ability to raise sufficient capital necessary to expand the retail chain, we have focused our efforts toward improving the profitability of our established retail store base by closing stores where we have assessed their future profitability to be unlikely, or to renegotiate long-term leases where a store's losses are primarily due to unfavorable lease terms.

We have developed a free-standing kiosk model and opened two locations just before the holiday season. The kiosk model will allow us to enter markets at significantly less cost than an in-line retail store build-out. This strategy will allow us to test new markets in which we may be considering pursuing adding in-line retail stores in the future. We estimate that each kiosk will require approximately $60,000 of capital investment, including all fixtures, equipment and inventory. This compares with historical investments of between $100,000 to $200,000 to open an in-line retail store. In addition, kiosk space typically requires significantly shorter lease commitments than in-line store space.

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

Other Marketing and Distribution Channels

Currently, over 99% of total revenues are derived from retail store sales, while the remainder is derived from Internet sales. In October 1996, we developed and completed our web site "www.impostors.com." In July 1999, we started the process of developing a new e-commerce platform from which to showcase existing and new concepts. While our first web site simply established an Internet presence, the new site is intended to serve as a platform from which we can increase market share and penetrate new markets. The new site replaced our print catalogue that was developed in November 1997. In January 2002, we temporarily disabled certain aspects of the site including the product sales links. The website was updated and became operational again during November 2002.

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

We compete directly with department stores and other retailers of faux jewelry, including home shopping channels, and indirectly with specialty retailers of accessories and related items. Department stores typically offer lower-end costume and fashion jewelry, or on occasion will offer higher-end faux jewelry designed by their own exclusive designers. Our exclusive emphasis on the faux jewelry specialty market niche is designed to attract the customer who has already decided to purchase designer inspired jewelry rather than either costume jewelry or the high-cost piece of genuine fine jewelry. However, we are not alone in this marketing approach, as there exist a few other chains of retailers offering faux jewelry in a directly competitive manner. We are aware of only two other businesses, Landau Hyman and Elegant Illusions, that have a comparable number of specialty retail stores that focus on the sale of faux jewelry. Our advantage, if any, over these other retailers lies in our relationships with our vendors, some of which we consider to be highly proprietary, economies of scale offered by our ability to purchase large quantities of inventory from vendors who have certain minimum quantity requirements, and in our store locations. Nevertheless, in order for us to continue to be competitive, we must maintain and expand our desirable store locations and distribution channels and continue to develop strong vendor relations, none of which can be assured.

Intellectual Property

Copyrights, trademarks and trade secrets are the principal protection for our products, services and reputation. We own federally registered trademarks for the following names: Impostors(R), Impostors Copy Jewels(R), Elegant Pretenders(R), Joli-Joli(R), and The Latest In Faux(R). All of the trademarks are considered by us to be valuable property rights. We believe the protection afforded by these intellectual property rights and the law of trade secrets to be adequate protection for our products and/or services.

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

License Arrangements

We have granted a total of two licenses to former Impostors franchisees granting to them the right to use the Impostors(R) trademark in a total of two retail locations for a period of one year. Each license requires the payment of $5,000 per store per year, and is renewable annually at our discretion. It is not expected that these license arrangements will represent a material portion of our future activity.

Employees and Consultants

As of January 26, 2003 we had 63 full-time and 71 part-time employees of which 11 full-time and one part-time are employed in our corporate offices and distribution center. Additional part-time employees are typically hired during the peak holiday season. A manager and assistant manager, as well as one or more sales personnel, staff each retail store. We also have two regional sales managers. Store managers are hired and supervised by the regional managers. All management and staff personnel are employed directly by us.

In February 1999, we entered into Employment Agreements with our President, Sissel Eckenhausen, our Chief Financial Officer, Todd Huss, and our Chief Operating Officer, Kevin O'Brien. The agreements had a term of three years and expired in February 2002. Mr Huss resigned his position when we relocated our corporate office to Grapevine, Texas during July 2002.

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

In February 2002, Mr. Kevin O'Brien resigned his position as the Company's Chief Operating Officer upon expiration of his employment agreement. We entered into a consulting agreement with Mr. O'Brien to perform services on an "as needed" basis through February 2003.

In February 2003, we entered into an employment agreement with our new Chief Operating Officer, Vicki Saba. The agreement has a term of two years.

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

In December 2001, we entered into a consulting agreement with the Company's prior President and Chief Executive Officer, Ms. Sissel Eckenhausen. The agreement specified that Ms. Eckenhausen would perform services on as "as needed" basis, and would be compensated at a rate of $75 per hour. The agreement expired December 31, 2002.

Seasonality

Our business is highly seasonal with our mall locations generating approximately 20% of annual revenues during the December holiday season. Our 11 tourist locations experience fluctuations, based upon such factors as seasonality, economic conditions and other factors affecting tourism in their particular locations.

Presented below are our quarterly sales for the last two fiscal years:

                   January 26,        January 27,
                      2003               2002

First quarter      $ 2,479,605     $ 2,421,803
Second quarter       2,313,898       2,524,643
Third quarter        2,197,677       2,235,822
Fourth quarter       2,892,080       3,078,922
                   -----------     -----------
  Total ......     $ 9,883,260     $10,261,190
                   ===========     ===========

Item 2.           Description of Property

At January 26, 2003 we maintained our corporate offices at 3801 William D Tate Avenue, Suite 100, Grapevine, Texas 76051. The offices consist of approximately 1,250 square feet, which we occupy on a month-to-month basis for a rental of $2,151 per month.

Our 25 current retail locations are operated under commercial leases with expiration dates ranging from 2003 to 2010. Store size varies from 140 to 155 square feet for kiosk locations and from 312 to 1,530 square feet for in-line store locations, with annual sales ranging from $186,000 to $1,593,000. Each lease requires the payment of a minimum base rent and additional payments for operating expenses, taxes, insurance, and in some cases an additional rent based upon a percent of gross sales. On a daily basis, sales, margin, and inventory turnover for each store location are monitored. This information is used not only to develop criteria for additional store expansions but also to determine acceptable parameters for lease renewals as they arise. In the ordinary course of business, we are continually engaged in discussions with our various commercial landlords over issues that arise from time to time under the leases. All of the existing commercial retail leases are in full force and effect as of the date of this report.

Item 3.           Legal Proceedings

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

On April 5, 2001, Aladdin Bazaar, LLC, the landlord for our store located in the Aladdin Hotel and Casino in Las Vegas, Nevada, filed an Application for Summary Eviction and a complaint against us asserting breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, and unlawful detainer/summary eviction. The Aladdin was claiming past due rents of approximately $85,000. On April 15, 2001, we filed an Answer and Counterclaim asserting fraud, intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On April 23, 2001 the court denied Aladdin's Application for Summary

Eviction finding that we had put forth evidence to establish a sufficient legal defense to the unlawful detainer and ordered that all further proceedings would be conducted through the pending litigation. In addition, the court ordered we pay approximately $35,000 of Aladdin's $85,000 claim for past due rent, and to pay 50 percent of $11,812 minimum monthly rent and 100 percent of the additional rent (approximately $2,500) per month during the pendency of the litigation. The litigation was settled on November 14, 2002. The lease was amended by reducing the minimum monthly rent from $11,812 to $5,906 for the remaining eight years of the lease; all unpaid rents prior to October 2002 were forgiven; we paid $2,356 in disputed pre-opening expenses; the October and November 2002 revised rent which totaled $11,812 was deferred and is being paid at $500 per month commencing in January 2003; and each party dismissed its claims against the other.

The Company also had a legal claim pending by a company that was asserting copyright infringement, which the Company denied. However, to avoid future costs, the Company reached a settlement of this claim, and agreed to pay $40,000 over a seven month period commencing in February 2003.

On March 27, 2003 a default judgment in the amount of $54,510 was entered in Hennepin County District Court, Hennepin County, Minnesota for monies allegedly owed to Reeves Park, Inc. as a result of the sale of goods. The Company has included this amount in accounts payable at January 26, 2003. Premier has filed a motion with the Hennepin County District Court to vacate the default judgment and has requested a stay of execution of the default judgment pending a ruling on the motion to vacate. Premier also intends to challenge the jurisdiction of the Hennepin County District Court to hear the action. In a second action in Hennepin County District Court, Reeves is pursuing an action against Premier and its President, Terry Washburn, alleging fraud in the issuance of a convertible promissory note and in the conversion of that note into stock of Premier. Premier intends to challenge the jurisdiction of the Hennepin County District Court to hear this matter as well. Premier intends to vigorously defend the action and is currently developing its counterclaims against Reeves.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock.

From April 23, 1997 until November 8, 2002 our Common Stock traded on The Nasdaq Stock Market under the symbol "FAUX." On November 8, 2002 we advised the NASDAQ stock exchange we were moving our stock from the NASDAQ to the OTC: Bulletin Board since we were unable to meet the NASDAQ minimum equity requirement. The reported high and low trade information for the Common Stock is presented quarterly for the two fiscal years ended January 26, 2003.

                       High      Low
                       ----      ---
Fiscal Year 2002
First quarter ..     $   1.56  $   .38
Second quarter .     $   1.75  $   .65
Third quarter ..     $   1.35  $   .45
Fourth quarter .     $   1.43  $   .45

Fiscal Year 2003
First quarter ..     $   1.15  $   .52
Second quarter .     $   1.20  $   .60
Third quarter ..     $   1.00  $   .29
Fourth quarter .     $    .75  $   .11

The high and low sales prices of the Company's Common Stock on April 8, 2003 were $.12 and $.12, respectively, as listed on the OTC: Bulletin Board. As of April 8, 2002 there were approximately 586 shareholders of record of the Company's Common Stock.

Equity Compensation Plans

Information concerting the 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan is presented in the table that follows. See "Item
6. Stockholders' Equity and Redeemable Common Stock" in the notes to the financial statements for descriptions of these plans.

                                                                                                               Number of securities
                                                   Number of securities to be        Weighted-average           remaining available
                                                     issued upon exercise of         exercise price of          for future issuance
                                                        outstanding options,         outstanding options,            under equity
Plan Category                                           warrants and rights          warrants and rights         compensation plans

Equity compensation plans approved by security
holders                                                       51,000                     $   1.00                       219,000

Equity compensation plans not approved by
security holders                                             747,142                     $    .62                        50,000
                                                             -------                     --------                       -------
    Total                                                    798,142                     $    .64                       869,000
                                                             =======                     ========                       =======

Item 6.           Management's Discussion and Analysis or Plan of Operation

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

Liquidity and Capital Resources

Our business strategy has been to grow the retail chain in profitable markets and to leverage our name and goodwill to achieve additional distribution for our products. However, for the last several years we have suffered significant operating losses. We have been successful in raising equity capital to provide sufficient working capital to continue operating the retail chain considering these operating losses. We have, and are continuing to, develop and implement strategies designed to return the company to profitability. These strategies include aggressive negotiations to restructure leases on unprofitable stores, closing unprofitable stores where we assess the likelihood of profitability to be low, and restructuring store operations through the enhancement of executive and senior management. However, there can be no assurance that these actions will be successful in returning the company to profitability.

At January 26, 2003 we had working capital of $194,374 as compared to $451,059 at January 27, 2002. During fiscal 2003, current assets declined by $164,347 while current liabilities increased $92,338, resulting in the total working capital decline of $256,685. The principal components of the decline in current assets consists of a decline in cash of $133,375, a decline in inventory of $167,119 and a decline in common stock subscriptions of $150,000 which were offset by an increase in restricted cash of $250,000. The increase in current liabilities is primarily the result of the net increase in accounts payable and accrued liabilities.

During fiscal 2003 we received cash in the amount of $490,058 from sales of our common stock and exercise of common stock options. We also issued common stock to acquire marketable equity securities valued at $250,000, issued common stock in payment of a note in the amount of $100,274, issued common stock for services in the amount of $20,000, and issued common stock in the amount of $85,000 for additional services performed on the development of our website. Other equity increases included $418,764 relating to options issued for services, $125,000 for the contribution of marketable equity securities and $132,803 from the amortization of deferred compensation. The net effect, including the loss of $1,997,137 resulted in a decrease in stockholders' equity in the amount of $375,238.

During fiscal 2003, we added a line of credit in the amount of $500,000 which is collateralized by a cash deposit of $250,000 and the guaranty of a stockholder. The line of credit had a balance of $225,000 at January 26, 2003. Also during fiscal 2003, we reduced one note by $80,175 paid another in the amount of $67,134 and retired the notes financing a portion of our insurance. New insurance notes were issued in fiscal 2003 upon renewal of insurance policies. In total we received loan proceeds in the amount of $225,000 and repaid loans in the amount of $255,674 in cash and also retired another note in the amount of $100,000 with 149,663 shares of our common stock.

As of January 26, 2003 we are in default on a note with a bank which is collateralized by substantially all of our assets in the amount of $159,479. We are continuing to make monthly payments in accordance with the preveious schedule while we attempt to renew the note.

Shortly before the holidays we opened two kiosks which were the majority of the $72,310 incurred for capital expenditures. The kiosk concept appears to offer a relatively low cost alternative to opening new locations and we expect to continue to consider additional locations, subject to our limited capital availability.

During fiscal 2003 we abandoned six store locations and the corporate office in Aurora, Colorado. The term of the leases for these locations was not completed when we abandoned the locations. The corporate office lease and one of the store locations have been settled and the cost has been included in operations during fiscal 2003. For the remaining five store leases, we have accrued an estimate of the amount which we think could be required to settle these leases. There can be no assurance that we will be able to settle these leases for the amounts we have estimated.

On April 30, 2003 Premier announced that it had signed a letter of intent to acquire USN Television Group, Inc. for 500,000 shares of its common stock. Subject to earn-out provisions relating to revenue and net profit margins, the purchase price could increase by an additional 9,500,000 shares. The acquisition is subject to execution of definitive agreements, Premier raising $240,000 in additional equity and other standard closing requirements.

USN is a start up retail seller of consumer products through interactive electronic media including broadcast, cable and satellite television and will present mass-appeal consumer products at attractive price points that leverage the visual appeal of television. USN programming specializes in jewelry and related collectibles and its content will be transmitted by satellite to cable television systems, direct broadcast satellite (DBS) systems and television broadcasting stations throughout North America. USN Television Group, Inc. is a privately held company headquartered in Los Angeles, California. The company maintains a website at www.shopusn.com.

Results of Operations

Set forth below is selected summary financial data derived from the financial statements and financial records for the two fiscal years ended January 26, 2003 and January 27, 2002:


                                                                Fiscal 2003      Fiscal 2002

Statement of Operations Data:
  Total revenues ........................................     $  9,883,260       $ 10,261,190
  Operating loss ........................................       (2,085,409)        (1,102,115)
  Net loss ..............................................       (1,997,137)        (1,479,552)
  Net loss per common share (basic and diluted) .........     $       (.55)      $       (.77)
  Weighted average shares outstanding (basic and diluted)        3,632,125          1,914,677

Statistical Data:
  Store revenues ........................................     $  9,871,420       $ 10,229,785
  Store gross margin ....................................        6,864,360          7,210,527
  Store operating expenses ..............................        6,591,382          6,604,273
  Corporate overhead ....................................        2,225,687          1,662,433
  Gross margin percentage ...............................             69.5%              70.4%
  Comparable same store sales (23 stores) ...............        8,876,456          8,398,510
  Comparable same store sales growth ....................              5.7%             -3.7%

Total revenues include store revenues and the nominal revenues derived from internet sales and sales to employees. Fiscal 2003 sales were $377,930 (3.7%) lower than fiscal 2002 while same store sales were $477,946 (5.7%) higher than in fiscal 2002. Comparable same store sales include only those revenues from stores operating continuously during both of the entire periods being compared. It should be noted that fiscal 2003 same store sales are being compared to fiscal 2002 same store sales which included the period immediately following September 11, 2001 and thus would show an artificially high comparison. In addition, 65% of the comparable same store sales growth in fiscal 2003 came from our location at

Union Square in San Francisco. Our revenues include stores in malls, tourist locations and outlet malls and may be summarized as follows:

                                 Fiscal 2003                 Fiscal 2002

Mall locations .......     $ 3,424,588       38.6%     $ 3,367,354       40.1%
Tourist locations ....       4,135,704       46.6%       3,687,412       43.9%
Outlet malls .........       1,316,164       14.8%       1,343,744       16.0%
                           -----------      -----      -----------      -----
                             8,876,456      100.0%       8,398,510      100.0%
New locations - kiosks          94,556       --               --         --
Closed locations .....         900,408       --          1,831,275       --
                                                       -----------      -----
  Total store sales ..     $ 9,871,420       --        $10,229,785       --
                                                       ===========      =====

During the past two years, we closed one store in August 2001, one store in December 2001, one store in March 2002, two stores in November 2002, three stores in January 2003 and opened two kiosk locations in November 2002.

For the year ended January 26, 2003, cost of goods sold was $3,151,600 and the gross margin was $6,731,660, or 68.1%. For the year ended January 27, 2002, cost of goods sold was $3,035,556 and the gross margin was $7,225,634, or 70.4%. Fiscal 2003 cost of sales includes a reserve of $125,000 for inventory obsolesence. Also included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $55,907, or .57% of total revenue for the year ended January 27, 2002. This compares with freight charges of $86,738, or .85% of total revenue for the year ended January 27, 2002. During fiscal 2003 we experienced gross profit margins of 69.3% from mall locations, 70.3% from tourist locations and 66.0% from outlet malls and realized net contributions of 6.9%, 13.3% and 0%, respectively. During fiscal 2003 we reduced our inventory shrink at the stores by $38,000 from the prior year amount.

Total operating expenses were $8,817,069 for the year ended January 26, 2003, compared to $8,327,749 for the year ended January 27, 2002, or 89.2% and 81.2% of revenues, respectively.

Total personnel costs were $3,277,142 in fiscal 2003 as compared to $3,402,690 during fiscal 2002. Store personnel costs were $2,430,233 in fiscal 2003 as compared to $2,551,399 during fiscal 2002. Fiscal 2003 store personnel costs declined $121,166 (4.7%) as compared to fiscal 2002. In addition, the 2003 store personnel costs includes $314,302 associated with stores which closed during fiscal 2003 and accordingly will not recur. Total corporate personnel costs were $846,909 and $851,291 for fiscal years 2003 and 2002, respectively. Included in total corporate personnel expenses is $132,803 and $16,600 representing stock based compensation for shares earned by the President and Chief Executive Officer under a stock award in December 2001 in which 400,000 shares were awarded as compensation under a two year agreement. The shares awarded are subject to forfeiture on a pro-rata basis under certain conditions should his employment be terminated and accordingly, the calculated value of the stock award is being amortized over the two year period. In fiscal 2003 cash corporate personnel costs decreased a total of $120,585 (14.2%) from fiscal 2002.

Occupancy costs of $2,664,835, and $2,784,220, are included in total operating expenses for fiscal years 2003 and 2002, respectively. The decrease of $119,385 generally reflects the reductions due to store closings less additional common area maintenance charges passed through by landlords at several of our locations.

Other selling, general and administrative expenses of $2,080,899 and $1,534,377 are included in total operating expenses for the fiscal years 2003 and 2002, respectively, representing an increase of $546,522. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:

                                       Fiscal 2003    Fiscal 2002

Advertising and promotion ........     $  219,797     $  179,645
Banking fees .....................        210,999        224,345
Merchandise distribution .........         80,302         73,622
Equipment repairs and rentals ....         76,619         63,136
Property insurance, fees and taxes        153,123        152,652
Other ............................         50,602         64,586
Professional and service fees ....        772,914        292,416
Supplies and packaging ...........        174,767        180,061
Telephone and utilities ..........        217,096        204,608
Travel ...........................        124,680         99,306
                                       ----------     ----------
                                       $2,080,899     $1,534,377
                                       ==========     ==========

The increase in other selling, general and administrative expenses of $546,522 is primarily due to the increase in professional and service fees in the amount of $480,498. Of this amount, $418,764 represents the compensation expense of options issued to consultants during fiscal 2003.

During fiscal 2003 we recognized a loss from abandonment of assets of $243,149 as compared to $27,435 during fiscal 2002. This loss represents the net book value of unrecoverable leasehold cost, furnishings and equipment which we recognized when we abandoned the stores.

Also included in total operating expenses are depreciation, amortization and impairment expenses that were $551,044 and $579,027 for fiscal years 2003 and 2002, respectively. These amounts may be summarized as follows:

                                        Fiscal 2003   Fiscal 2002

Depreciation ........................     $429,386     $498,332
Asset impariments ...................       64,228       21,495
Amortization of trademark and website       57,430       59,200
                                          --------     --------
                                          $551,044     $570,027
                                          ========     ========

The decline in depreciation is primarily the result of the store closings during the current year. The remaining book value of the unrecoverable leasehold costs, furnishings and equipment was written off and is included in abandoned assets.

As a result of the foregoing, the loss from operations for fiscal 2003 was $2,085,409 as compared to $1,102,115 for fiscal 2002, an increase of $983,294.

Interest income was $3,918 and $13,412 for fiscal year 2003 and 2002, respectively, and results from the daily investing of available cash balances.

Interest expense was $25,991 and $30,639 for fiscal year 2003 and 2002, respectively, and is comprised primarily of interest charged on the bank notes and insurance financing.

During fiscal 2003 we recognized an unrealized gain in the amount of $98,500 from our investment in trading securities and during fiscal 2002 we recognized an unrealized loss in the amount of $384,200. These amounts are based upon the quoted market value of the investments at the end of each fiscal year and are calculated based upon prescribed accounting procedures.

Other income, net of other expenses, was $11,845 and $23,990 for fiscal 2003 and fiscal 2002, respectively.

Based on the foregoing, the net loss for fiscal year 2003 was $1,997,137, which translates to a net loss per share, basic and fully diluted, of $(0.55) based on 3,632,125 weighted average shares outstanding. This compares with a net loss for fiscal year 2002 of $1,479,552, or $(0.77) per share, basic and diluted, based on 1,914,677 weighted average shares outstanding as of that date.

Other than the foregoing, no trends, or other demands, commitments, events or uncertainties are known that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

Impact of Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred, as opposed to at the date an entity commits to the exit or disposal plans. The adoption of this standard did not have a significant impact on the Company's financial position, earnings or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternate methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure requirements have been adopted for the Company's current year financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory valuation and obsolescence, intangible asset valuation, legal liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Financial Statements in the period they are determined to be necessary.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

MERCHANDISE INVENTORIES - Merchandise inventories are stated at the lower of cost or market, as calculated using the average-cost method. Inventory costs include the amounts charged by vendors, related freight-in costs and purchase discounts. We mark down our inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required, which could reduce our margins and operating results. Management records these inventory markdowns periodically based on the various assumptions, including customer demand and preferences. Our success is largely dependent upon management's ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand. Any failure to provide appropriate merchandise in quantities that mirror demand could increase future inventory write-downs. We make a physical count of all inventory at the end of each fiscal year.

LONG-LIVED ASSETS - Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cash flows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores or locations may become unprofitable, which could result in a write-down of the carrying value of the assets located there. Any impairment would be recognized in operating results if a permanent reduction were to occur.

REVENUE RECOGNITION - The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Revenue related to merchandise sales is recognized at the time of the sale. The Company does not sell on credit and all sales of merchandise are paid by cash or credit card at the time the product is delivered to the customer. Returns are for store credit only and are accounted for when any merchandise is returned.

INCOME TAXES - Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company has fully reserved all estimated deferred tax assets.

Item 7.           Financial Statements

                             Premier Concepts, Inc.
                              Financial Statements
                           For the Fiscal Years Ended
                      January 26, 2003 and January 27, 2002

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Independent Auditor's Report                                          21
Balance Sheet - As of January 26, 2003                                22
Statements of Operations - For the Fiscal Years Ended January 26,
2003 and January 27, 2002                                             23
Statement of Changes in Stockholders' Equity - For the
Fiscal Years Ended January 26, 2003 and January 27, 2002              24
Statement of Cash Flows - For the Fiscal Years Ended
January 26, 2003 and January 27, 2002                                25-26
Notes to Financial Statements                                         27

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Premier Concepts, Inc.
Grapevine, Texas

We have audited the accompanying balance sheet of Premier Concepts, Inc. as of January 26, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended January 26, 2003 and January 27, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Concepts, Inc., as of January 26, 2003, and the results of its operations and its cash flows for the fiscal years ended January 26, 2003 and January 27, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses, has marginal working capital and has debt in default. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Hein + Associates LLP

Dallas, Texas
April 9, 2003
(except for Note 9, as to which
the date is April 30, 2003)


                             PREMIER CONCEPTS, INC.

                                  Balance Sheet
                                January 26, 2003

                                    ASSETS
Current Assets:
  Cash and cash equivalents ...........................................   $   445,403
  Restricted cash .....................................................       250,000
  Marketable equity securities of related parties, net ................        48,250
  Merchandise inventories, net ........................................     1,203,221
  Prepaid expenses and other assets ...................................       132,474
                                                                          -----------
     Total current assets .............................................     2,079,348

Property and equipment, net ...........................................       936,680

Other assets:
  Marketable equity securities of related parties, net ................       570,000
  Trademarks, net of accumulated amortization of $130,566 .............        13,434
  Website development cost, net of accumulated amortization of $187,258        45,000
  Deposits and other assets ...........................................        43,727
                                                                          -----------
     Total assets .....................................................   $ 3,688,189
                                                                          ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ( $159,179 in default) ................................   $   484,922
  Accounts payable ....................................................       658,662
  Accrued liabilities .................................................       741,390
                                                                          -----------
     Total current liabilities ........................................     1,884,974
Deferred rent .........................................................       192,705
                                                                          -----------
     Total liabilities ................................................     2,077,679

Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred stock, $.10 par value; 20,000,000 shares authorized; no
  shares issued and outstanding .......................................          --
Common stock, $.002 par value; 850,000,000 shares authorized;
  4,515,679 shares issued and outstanding .............................         9,031
Additional paid-in capital ............................................     9,922,288
Deferred compensation .................................................      (116,197)
Accumulated deficit ...................................................    (8,204,612)
                                                                          -----------
  Total stockholders' equity ..........................................     1,610,510
                                                                          -----------
     Total liabilities and stockholders' equity .......................   $ 3,688,189
                                                                          ===========

See accompanying notes to these financial statements.





                             PREMIER CONCEPTS, INC.

                          STATEMENTS OF OPERATIONS
                For the fiscal years ended January 26, 2003 and
                                January 27, 2002



                                                                   Fiscal 2003   Fiscal 2002
                                                                   -----------   -----------

Net revenues .................................................   $  9,883,260    $ 10,261,190
Cost of goods sold ...........................................      3,151,600       3,035,556
                                                                 ------------    ------------
  Gross margin ...............................................      6,731,660       7,225,634
Operating expenses:
  Personnel ..................................................      3,277,142       3,402,690
  Occupancy ..................................................      2,664,835       2,784,220
  Other selling, general and administrative expenses .........      2,080,899       1,534,377
  Loss on abandonment of assets ..............................        243,149          27,435
  Depreciation, amortization and impairment expenses .........        551,044         579,027
                                                                  ------------   ------------
     Total operating expenses ................................      8,817,069       8,327,749
     Total operating expenses ................................    ------------   ------------
Operating loss ...............................................     (2,085,409)     (1,102,115)
Other income (expense):
  Interest income ............................................          3,918          13,412
  Interest expense ...........................................        (25,991)        (30,639)
  Unrealized gain (loss) on marketable securities ............         98,500        (384,200)
  Other ......................................................         11,845          23,990
                                                                   ------------  ------------
     Total other income (expense) ............................         88,272        (377,437)
                                                                   ------------  ------------
Net loss .....................................................   $ (1,997,137)   $ (1,479,552)
                                                                   ============  ============

Net loss per common share (basic and diluted) ................   $      (0.55)   $      (0.77)
                                                                   ============  ============
Weighted average common shares outstanding (basic and diluted)      3,632,125       1,914,677
                                                                   ============  ============

See accompanying notes to these financial statements.

                             PREMIER CONCEPTS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE FISCAL YEARS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002

                                                                             Additional
                                                         Common Stock          Paid-In        Deferred   Accumulated
                                                     Shares        Amount      Capital     Compensation   Deficit          Total
                                                    -------       -------     --------     -------------  --------         -----

Balance, January 28, 2001 ...................     1,520,574   $     3,041   $ 7,134,971          --      $(4,727,923)   $ 2,410,089

 Common stock issued for investment .........       355,000           710       528,240          --             --          528,950
 Common stock issued for services and

   deferred services ........................       415,000           830       277,920      (249,000)          --           29,750
 Warrants and options issued for
services ....................................          --            --          80,000          --             --           80,000
 Sales of common stock and exercise of
   common stock warrants ....................       604,584         1,209       415,302          --             --          416,511

 Net loss ...................................          --            --            --            --       (1,479,552)    (1,479,552)
                                                -----------    -----------    ----------    ----------    ----------      ---------
Balance, January 27, 2002 ...................     2,895,158         5,790     8,436,433      (249,000)    (6,207,475)     1,985,748
 Common stock issued for investment .........       500,000         1,000       249,000          --             --          250,000
 Common stock issued for conversion of ......          --

   note payable .............................       149,663           299        99,975          --             --          100,274
 Common stock issued for cash ...............       748,000         1,496       428,504          --             --          430,000

 Common stock issued for services ...........        20,000            40        19,960          --             --           20,000

 Exercise of common stock options ...........       102,858           206        59,852          --             --           60,058

 Options issued for services ................          --            --         418,764          --             --          418,764
 Contribution of marketable equity securities
 of related party ..........................           --            --         125,000          --             --          125,000
 Common stock issued for website ............          --

   development ..............................       100,000           200        84,800          --             --           85,000

 Deferred compensation earned ...............          --            --            --         132,803           --          132,803

 Net loss ...................................          --            --            --            --       (1,997,137)    (1,997,137)
                                                 -----------    -----------    ----------    ----------    ----------     ----------
Balance, January 26, 2003 ...................     4,515,679   $     9,031     $9,922,288  $  (116,197)   $(8,204,612)   $ 1,610,510
                                                 ===========    ===========    ==========    ==========    ==========     ==========

See accompanying notes to these financial statements




                             PREMIER CONCEPTS, INC.

                            STATEMENTS OF CASH FLOWS
        For the fiscal years ended January 26, 2003 and January 27, 2002



                                                                       Fiscal 2003      Fiscal 2002
                                                                       -----------     -----------
Cash Flows from Operating Activities:
  Net loss .........................................................   $(1,997,137)   $(1,479,552)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of stock and warrants issued for services ......       571,567        104,148
       Loss on abandonment of assets ...............................       243,149         27,435
       Depreciation, amortization and impairment ...................       551,044        579,028
       Unrealized (gain) loss on marketable securites ..............       (98,500)       384,200
       Reserve for inventory obsolesence ...........................       125,000           --
  Changes in operating assets and liabilities:
     (Increase) decrease in:
       Merchandise inventories .....................................        42,119        145,539
       Other assets ................................................       172,000         49,896
     Increase (decrease) in:
       Accounts payable and accrued liabilities ....................        84,694        (49,068)
       Deferred rent ...............................................      (108,843)        67,930
                                                                         -----------  -----------
          Net cash used in operating activities ....................      (414,907)      (170,444)
Cash Flows from Investing Activities:
     Capital expenditures for property and equipment ...............       (72,310)      (145,652)
     Capital expenditures for devolopment of Website ...............        (5,542)          --
                                                                         -----------  -----------
          Net cash used in investing activities ....................       (77,852)      (145,652)
Cash Flows from Financing Activities:
     Proceeds from issuance of common stock ........................       490,058        266,511
     Proceeds from issuance of notes payable .......................       225,000         74,576
     Repayment of notes payable ....................................      (255,674)      (137,906)
     Increase in restricted cash ...................................      (250,000)          --
     Collection of common stock subscriptions ......................       150,000           --

                                                                         -----------  -----------
          Net cash provided by financing activities ................       359,384        203,181
                                                                         -----------  -----------
Decrease in cash and cash equivalents ..............................      (133,375)      (112,915)
Cash and cash equivalents, beginning of period .....................       578,778        691,693
                                                                         -----------  -----------
Cash and cash equivalents, end of period ...........................   $   445,403    $   578,778
                                                                         ===========  ===========

                                                                                 Continued
See accompanying notes to these financial statements.


                             PREMIER CONCEPTS, INC.

                            STATEMENTS OF CASH FLOWS
        For the fiscal years ended January 26, 2003 and January 27, 2002
                                    Continued



                                                            Fiscal 2003   Fiscal 2002
                                                            -----------   -----------



Supplemental Schedule of Cash Flow Information:
  Cash paid for interest ....................................   $ 27,615   $ 32,218
                                                                ========   ========

Supplemental Non-Cash Financing Activities:
  Conversion of note payable to common stock ................   $100,274       --
  Warrants and options issued for services ..................   $418,764   $ 80,000
  Common stock issued for services ..........................   $ 20,000   $278,750
  Common stock issued for investment in marketable securities   $250,000   $528,950
  Common stock subscriptions ................................   $   --     $150,000
  Conversion of accounts payable to short-term debt .........   $   --     $167,134
  Common stock issued for Website development ...............   $ 85,000   $   --
  Financed insurance premiums ...............................   $138,592   $   --
  Contribution of marketable securities .....................   $125,000   $   --

See accompanying notes to these financial statements

                             PREMIER CONCEPTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
         --------------------------------------------------------

Nature of Operations- Premier Concepts, Inc. (the "Company") was incorporated in the state of Colorado in 1988. During 1994, the Company purchased out of bankruptcy certain assets and liabilities of American Fashion Jewels, Inc. (Impostors) and, in a separate transaction, Mirage Concepts, Inc. (Mirage), both of which are retail chains of reproduction jewelry stores. As of January 26, 2003, the Company operated 25 retail stores with a geographic concentration of stores in Florida, Washington D.C. (and its surrounding states) and California, including one store in San Francisco, California that accounted for approximately 16% and 13% of total revenues during the fiscal years ended January 26, 2003 and January 27, 2002, respectively.

Liquidity- The Company's business strategy has been to grow the retail chain in profitable markets as to leverage its name and goodwill to achieve additional distribution for its products. At January 26, 2003, the Company had $194,374 in working capital and has incurred $3.48 million in operating losses over the last two years. Management is attempting to return the Company to profitability by closing unprofitable stores, improving product mix, improving product availability and restructuring store operations through the enhancement of executive and senior management. During the year ended January 26, 2003, the Company raised $490,058 through the sale of its common stock and exercise of common stock options.

Although management cannot assure that future operations will be profitable nor that additional debt and/or equity capital will be raised, it believes that its capital resources will be adequate to maintain and realize its business strategy. Should losses continue, however, it could adversely affect future operations.

Fiscal Year- The Company's year is a 52/53-week period ending on the last Sunday in January. Fiscal years ended January 26, 2003 (fiscal 2003) and January 27, 2002 (fiscal 2002) contained 364 days of activity.

Cash Equivalents- For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition - The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Revenue related to merchandise sales is recognized at the time of the sale. The Company does not sell on credit and all sales of merchandise are paid by cash or credit card at the time the product is delivered to the customer. Returns are for store credit only and are accounted for when any merchandise is returned.

Inventories- Inventories consist primarily of merchandise, which is held for resale. Inventories are stated at the lower of cost or market, as calculated using the average-cost method. Inventory costs include the amounts charged by vendors, related freight-in costs and purchase discounts. The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required, which could reduce our margins and operating results. Management records these inventory markdowns periodically based on the various assumptions, including customer demand and preferences. In fiscal 2003 the Company recorded an impairment charge on its merchandise inventory in cost of sales in the amount of $125,000. Our success is largely dependent upon management's ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand. Any failure to provide appropriate merchandise in quantities that mirror demand could increase future inventory write-downs.

Marketable Securities- Debt and security investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, with the change in fair value during the period included in earnings. Debt and security investments that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at the amortized cost of investments. Debt and securities investments not classified as either held-to-maturity or trading securities are available for sale and are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a separate component of equity. All marketable securities held by the Company at January 26, 2003 and January 27, 2002 are equity securities and are classified as trading securities.

Property and Equipment- Property and equipment is stated at cost. Depreciation is computed over the lesser of the lease term on each location that the assets reside or the estimated useful lives of the assets using the straight-line method generally over a 5- to 10-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

Trademarks- A portion of the Impostors purchase price was allocated to trademarks. This cost is being amortized over 10 years. Amortization expense of $12,400 was recorded for fiscal 2003 and fiscal 2002.

Website Development Cost- During fiscal 2003 the Company invested $90,542 in upgrading their website. Of this amount, $85,000 was paid in common stock. At January 26, 2003 the Company evaluated the estimated future undiscounted cash flows which they expected to receive from their website and recorded an adjustment of $64,228 to reduce the carrying value of the asset to its estimated fair value of $45,000. Capitalized development costs are being amortized over three years, which is the estimated life of the current Website. Amortization costs for fiscal 2003 and fiscal 2002 were $45,030 and $46,800, respectively.

Advertising- The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed the first time the advertising takes place. Advertising expense was $120,860 and $134,509 for the years ended January 26, 2003 and January 27, 2002, respectively.

Deferred Rent- Many of the Company's store leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference as deferred rent.

Fair Value of Financial Instruments- The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, notes payable, and accrued liabilities approximate fair value due to their short maturities.

License Agreements- The Company grants license agreements to entities for the use of the Impostors' name. License fees are recognized as income on a straight-line basis over the term of the agreement.

Income Taxes- The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109 which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax bases of asset and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of Estimates- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the evaluation of future cash flow required to realize the carrying amount of long-lived assets at the store level. The Company currently estimates that these long-lived assets will be fully realized in the normal course of business. However, because of economic conditions and other uncertainties, it is possible that estimates of future cash flows could change and future material adjustments may be required.

Impairment of Long-Lived Assets and Trademarks- In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. During fiscal 2003 the Company recorded a $64,228 impairment of its Website. During fiscal 2002, the Company recorded a $21,000 impairment of fixed assets on a store closed subsequent to year end. The Company will continue to evaluate possible additional impairments on a quarterly basis, based on operating results at the store level. The Company closed five stores during fiscal 2003 and recorded an abandonment loss of $243,149, the net unamortized book value of the abandoned assets.

Comprehensive Loss- Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in available for sale securities, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for all periods presented in these financial statements.

Stock-Based Compensation- The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No employee and director options were granted during fiscal year January 26, 2003. For purposes of this disclosure, the weighted average fair value of the employee and director options granted in fiscal 2002 was $1.12. The fair value of each employee option granted in fiscal year 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility - 157%; risk-free interest rate - 4.53%; expected dividends - 0; and expected term in years - 4.41.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows:

                                                                                       Fiscal Years
                                                                                       ------------
                                                                                  2003             2002

Net loss, as reported                                                      $    (1,997,137)    $    (1,479,550)
Add:  Stock-based employee compensation included in reported net loss                   -                   -
Deduct:  Total stock-based employee compensation expense determined under
fair value method for all awards                                                        -             (142,908)
                                                                           --------------      ----------------
Net loss, pro forma                                                        $    (1,997,137)    $    (1,622,458)
                                                                           ===============     ================

Net loss per share:
  Basic and diluted, as reported                                                $    (.55)         $     (.80)
                                                                                =========          ==========
  Basic and diluted, pro forma                                                  $    (.55)         $     (.88)
                                                                                =========          ==========

Net Loss Per Common Share- The Company follows SFAS No. 128 for computing and presenting earnings per share (EPS). The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the

Company. As of January 26, 2003 and January 27, 2002, the Company had 1,335,642 and 718,550, respectively, outstanding options and warrants for the purchase of common stock, which represents the Company's potential dilutive securities. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended January 26, 2003 and January 27, 2002. Accordingly, basic and diluted EPS are the same for each year.

Impact of Recently Issued Accounting Prounoucements- In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred, as opposed to at the date an entity commits to the exit or disposal plans. The adoption of this standard did not have a significant impact on the Company's financial position, earnings or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternate methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure requirements have been adopted for the Company's current year financial statements.

2.       Marketable Investment Securities:

The following summarizes the Company's investment in trading securities at January 26, 2003:

          Cost .................     $ 903,950
          Unrealized gain (loss)      (285,700)
                                     ---------
               Fair value ......     $ 618,250
          Current ..............        48,250
                                     ---------
          Non-current ..........     $ 570,000
                                     =========


During fiscal 2003 the Company included in operations $98,500 in net unrealized gains and during fiscal 2002 the Company included in operations $384,200 in net unrealized losses.

On July 27, 2001, the Company completed the acquisition of 965,000 shares of the common stock of SGD Holdings, Ltd. ("SGD") in exchange for 355,000 shares of its common stock. The Company used the July 27, 2001 closing market price as quoted on the Nasdaq Stock Market to value the transaction. The shares of common stock of SGD were "restricted securities" under Rule 144 until July 2002. As the shares are unrestricted at January 26, 2003 the fair value of $48,250 is included in current assets. The Company's investment represents 3.1% and 3.5% of the outstanding stock of SGD at January 26, 2003 and January 27, 2002, respectively. The Company recorded unrealized losses of $96,500 and $384,200 on this investment during fiscal 2003 and 2002, respectively.

In April 2002, the Company completed an exchange of common stock with a group of investors. In a series of transactions, the Company acquired 200,000 shares of IVAT Industries, Inc. and 400,000 shares of Beechport Capital Corp., in exchange for 500,000 shares of the Company's common stock. The recorded fair value of the securities at April 28, 2002 was $250,000. On July 18, the Company exchanged all of its IVAT and Beechport investment for 100,000 shares of Lifestyle Innovations, Inc. ("Lifestyle"). The transaction was valued at $375,000, based upon the closing price for Lifestyle on July 18, 2002 and the $125,000 difference between the value of Lifestyle and the recorded value of IVAT and Beechport was recorded as additional paid-in capital. The shares of common stock of Lifestyle are "restricted securities" under Rule 144. As the shares are restricted at January 26, 2003, the fair value of $570,000 is included in long-term assets. The Company recorded an unrealized gain of $195,000 during fiscal 2003 on this investment.

Due to the limited market for SGD and Lifestyle common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market after the required holding period. As a result of these restrictions and the likely limited trading volume, the Company believes the fair value of the investments might be less than the recorded value required by SFAS No. 115 and that there can be no assurance the Company will realize the recorded value of its investment in SGD and Lifestyle.

3.       Property and Equipment:

At January 26, 2003, property and equipment consists of the following:

          Furniture, fixtures and equipment ............     $ 1,437,753
          Leasehold improvements .......................       1,733,819
                                                             -----------
                                                               3,171,572
          Less accumulated depreciation and amortization      (2,234,892)
                                                             -----------
                                                             $   936,680
                                                             ===========


Related depreciation and amortization expense for the years ended January 26, 2003 and January 27, 2002 was $429,386 and $498,332, respectively. During fiscal 2003, the Company closed five stores and recorded an abandonment loss of $243,149, the net unamortized book value of the abandoned assets.

4.        Notes Payable - Current:

Notes payable at January 26, 2003 consist of the following:
Note payable to a bank; interest payable monthly at prime rate plus 3% (7.25% at
January 26, 2003); $8,000 monthly payment including interest; balance was due
January 5, 2003; collateralized by substantially all assets of the Company; note is in default at January 26, 2003; attempted renewal of the note is curently in process; the Company is continuing to make monthly payments in accordance with
the previous schedule.                                                                               $ 159,479

Unsecured notes payable used to finance a portion of the Company's insurance package. Payable in monthly installments of $10,080 including interest at 8.5%;
maturing in September 2003.                                                                             78,135

Line of credit payable to a bank in the amount of $500,000; interest payable monthly at prime plus 3/4% (5% at January 26, 2003); due on demand;
collateralized by $250,000 cash deposit and guaranty of a stockholder. 225,000

Other                                                                                                   22,308
                                                                                                 -------------
  Total                                                                                          $     484,922
                                                                                                 =============

The $500,000 line of credit is subject to certain covenants relating to stockholders' equity with which the Company is in compliance.

5.       Commitments and Contingencies:

Lease Commitments- The Company leases its offices and retail facilities under operating leases for terms expiring at various dates from fiscal 2004 to fiscal 2011. The aggregate minimum annual lease payments under leases for the fiscal years are as follows:

           2004                                 $1,746,080
           2005                                    947,082
           2006                                    901,007
           2007                                    714,947
           2008                                    386,073
          Thereafter                               230,408
                                                ----------
          Total minimum lease payments          $4,925,597
                                                ==========


Most leases also provide for payment of operating expenses, real estate taxes and in some cases for additional rent based on a percentage of sales. Rental expense was $2,664,835 and $2,784,220 for the years ended January 26, 2003 and January 27, 2002, respectively. Included in rental expense is $79,005 and $0 of additional contingent rent based on percentage of sales for the years ended January 26, 2003 and January 27, 2002, respectively.

Investment Banking, Merger and Acquisition Agreement- On March 1, 2001, the Company entered into an Investment Banking and Merger and Acquisition Agreement with Infusion Capital Partners, LLC. The Agreement called for Infusion to provide certain consulting services regarding the Company's efforts to identify business opportunities including possible joint ventures, licensing arrangements, corporate partnerships, mergers and acquisitions. Infusion was paid a retainer consisting of $25,000 in cash, and a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrant had a two-year term and expired unexercised on February 28, 2003. The fair value of the warrant was $53,000. The retainer of $25,000 and the warrant value of $53,000 were charged to operations upon expiration of the agreement on December 31, 2001.

Change in Senior Management- On November 12, 2001, the President and CEO resigned (see Note 6). Concurrent with her resignation, the Company's Board of Directors appointed a new Chief Executive Officer. As inducement to enter into a two-year commitment, the new CEO was awarded 400,000 shares of the Company's common stock. While the total 400,000 shares were issued, the agreement stipulated that should the new CEO voluntarily terminate or be terminated for cause, the shares would be subject to pro-rata forfeiture on a proportional basis over the twenty-four month period beginning December 17, 2001. The new CEO would be released from any risk of forfeiture in the event the Company terminates his employment without cause prior to the expiration of the twenty-four month period. Furthermore, if the new CEO voluntarily terminates his position within the first 15 months of employment, the Company will have the option of purchasing the shares earned on a pro-rata basis for $.10 per share. The total value of the shares awarded was $265,600, and is being charged on a pro-rata monthly basis to operations. For the year ended January 26, 2003 and January 27, 2002, $132,803 and $16,600, respectively, was charged to operating expenses and $116,197 and $249,000, respectively, was recorded as deferred salary as contra-equity.

Litigation, Claims on Assessments- From time to time, the Company is involved in commercial disputes in the ordinary course of business with vendors, landlords and other parties, which on occasion become the subject matter of litigation. At the present time, except as set forth below, the Company is not a party to any legal proceedings outside of the ordinary course of business or which would have a material adverse impact upon its operations or properties.

The Company also had a legal claim pending by a company that was asserting copyright infringement, which the Company denied. However, to avoid future costs, the Company reached a settlement of this claim, and agreed to pay $40,000 over a seven month period commencing in February 2003.

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

In a second action, the Company was engaged in a dispute with the landlord of the Company's store located in the Aladdin Hotel and Casino, which opened in August 2000. The landlord was claiming past due rents under the lease of approximately $85,000 and was seeking an unlawful detainer and summary eviction. The Company had denied liability and filed a counterclaim asserting fraud, intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. In April 2001, based on evidence presented by the Company the court denied the landlord's summary eviction, and ordered that all future proceedings would be conducted through the pending litigation. The court also ordered that the Company pay $35,000 of the Aladdin's claim, and to pay minimum rent at 50% of the lease stipulated rent during the pendency of the litigation. The litigation was settled on November 14, 2002. The lease was amended by reducing the minimum monthly rent from $11,812 to $5,906 for the remaining eight years of the lease; all unpaid rents prior to October 2002 were forgiven; the Company paid $2,356 in disputed pre-opening expenses; the October and November 2002 revised rent which totaled $11,812 was deferred and is being paid at $500 per month commencing in January 2003; and each party dismissed its claims against the other.

On March 27, 2003 a default judgment in the amount of $54,510 was entered in Hennepin County District Court, Hennepin County, Minnesota for monies allegedly owed to Reeves Park, Inc. as a result of the sale of goods. The Company has included this amount in accounts payable at January 26, 2003. Premier has filed a motion with the Hennepin County District Court to vacate the default judgment and has requested a stay of execution of the default judgment pending a ruling on the motion to vacate. Premier also intends to challenge the jurisdiction of the Hennepin County District Court to hear the action. In a second action in Hennepin County District Court, Reeves is pursuing an action against Premier and its President, Terry Washburn, alleging fraud in the issuance of a convertible promissory note and in the conversion of that note into stock of Premier. Premier intends to challenge the jurisdiction of the Hennepin County District Court to hear this matter as well. Premier intends to vigorously defend the action and is currently developing its counterclaims against Reeves.

6.      Stockholders' Equity and Redeemable Common Stock:

Exchange of Common Stock- On July 29, 2001, the Company completed an exchange of common stock with SGD Holdings, Ltd. The non-cash transaction resulted in the exchange of 355,000 shares of the Company's common stock for 965,000 shares of SGD Holdings, Ltd. common stock. The Company valued the transaction based on the closing market price of Premier Concept's common stock on July 27, 2001, as quoted on the Nasdaq Stock Market.

In April 2002, the Company completed an exchange of common stock with a group of investors. In a series of transactions, the Company acquired 200,000 shares of IVAT Industries, Inc. and 400,000 shares of Beechport Capiral Corp., in exchange for 500,000 shares of the Company's common stock. The recorded fair value of the securities at April 28, 2002 was $250,000. On July 18, 2002 the Company exchanged all of its IVAT and Beechport investment for 100,000 shares of Lifestyle Innovations, Inc. ("Lifestyle"). The transaction was valued at $375,000, based upon the closing price for Lifestyle on July 18, 2002 and the $125,000 difference between the value of Lifestyle and the recorded value of IVAT and Beechport was recorded as additional paid-in capital.

Private Placements of Common Stock- On March 18, 2002 the Company received $150,000 from an investor for 300,000 shares of the Company's $.002 par value common stock. In addition, the investor received warrantes to purchase 100,000 shares of the Company's common stock at $1.50 per share and warrants to purchase 100,000 shares of the Company's common stock at $2.00 per share that expire in 2005.

On September 18, 2002 the Company received $280,000 from an investor for 448,000 shares of the Company's $.002 par value common stock.

On July 27, 2001, the Company received $266,511 from six investors for 304,584 shares of the Company's common stock. On January 17, 2002, the Company sold to two non-affiliated investors units to purchase 300,000 shares of the Company's common stock and 200,000 warrants for $150,000, which was received on January 28, 2002. The warrants enable the holders to purchase an additional 100,000 shares of the Company's common stock at an exercise price of $1.50 per share and an additional 100,000 shares of the Company's common stock at an exercise price of $2.00 per share and expire in 2005.

Preferred Stock- The Board of Directors has authority to divide the class of the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series as permitted by the Company's articles of incorporation at the time of designation. The Board of Directors has authorized the issuance of Series A and Series B preferred stock. There are no shares outstanding at January 26, 2003.

Series B Convertible Preferred Stock- On February 3, 2000, the Board of Directors approved an amendment to the Articles of Incorporation to authorize a new Series B Convertible Preferred Stock. The new Series B Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, at a liquidation value of $10,000 per share plus accrued and unpaid dividends. The Series B preferred stock has an annual dividend rate of 3% and such dividends are cumulative. Each share of Series B preferred stock is convertible, at the option of the holder, into approximately 3,077 shares of common stock. All Series B preferred stock automatically converts into common stock upon the second anniversary of the date of issuance. As of January 26, 2003, no Series B preferred stock has been issued.

Stock Purchase Warrants- The Company has granted warrants, which are summarized as follows:


                                                       Fiscal 2003                 Fiscal 2002
                                                       -----------                 -----------
                                                                 Weighted                    Weighted
                                                                  Average                     Average
                                                  Number         Exercise      Number        Exercise
                                                 of Shares         Price      of Shares        Price

Outstanding, beginng of year                       420,050         $2.38       573,125         $8.32
     Granted                                       100,000          1.50        75,000          1.00
     Granted                                       100,000          2.00       100,000          1.50
     Granted                                             -          -          100,000          2.00
     Forfeited                                           -          -          (10,000)         1.81
     Expired                                      (145,050)         3.96      (418,075)        10.00
                                                  --------          ----      --------         -----
Outstanding, end of year                           475,000         $1.63       420,050         $2.38
                                                   =======         =====       =======         =====
Vested, end of year                                475,000         $1.63       420,050         $2.38
                                                   =======         =====       =======         =====


During fiscal 2002, an additional 75,000 warrants for consulting services were granted equal to the market price of the stock on the grant date. As a result, the Company recorded consulting expenses of $53,000 during fiscal 2002.

The weighted average contractual life for all outstanding warrants as of January 26, 2003 was 1.76 years, with the exercise prices ranging from $1.00 to $2.00. The weighted average fair value for all warrants granted in fiscal 2003 and fiscal 2002 was $.58 and $1.55, respectively. Warrants outstanding at January 26, 2003 will expire as follows:

                                              Weighted
                                               Average
                                  Number      Exercise
           Fiscal Years          of Shares     Price

          2004                    75,000     $   1.00
          2005                   400,000     $   1.75
                                 -------        -----
                                 475,000     $   1.63
                                 =======        =====


Non-Qualified Stock Options- On November 20, 2001, the Company entered into a consulting agreement with its former President and Chief Executive Officer. As partial compensation for services rendered under the agreement, a total of 122,500 non-qualified stock options were issued. These options have an exercise price ranging from $0.910 to $6.50, with a weighted average exercise price of $2.236, and expired unexercised on March 31, 2003. The value of the options was $27,000 and was charged to operations over the life of the agreement, which expired in December 2002.

Stock Options
                        1993 Incentive Stock Option Plan

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

The following is a table of activity of the Plan:


                                                         Fiscal 2003               Fiscal 2002
                                                         -----------               -----------
                                                                 Weighted                    Weighted
                                                                  Average                     Average
                                                  Number         Exercise      Number        Exercise
                                                 Of Shares         Price      of Shares        Price

Outstanding, beginning of year                     161,000         $2.10       107,500         $3.99
     Granted to:
       Employees                                         -          -          116,000          1.12
       Directors                                         -          -           45,000          1.14
     Forfeited                                     (82,500)         1.24       (62,500)         2.24
     Expired                                       (27,500)         4.90       (45,000)         4.06
                                                   -------          ----       -------          ----
Outstanding, end of year                            51,000         $1.00       161,000         $1.79
                                                    ======          ====       =======          ====
Vested, end of year                                 51,000         $1.00       116,000         $2.10
                                                    ======          ====       =======          ====


For all options granted during fiscal 2002, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The fair market value of the Company's common stock is determined by the quoted closing price on the date of grant. The weighted average contractual life for all options as of January 26, 2003 was approximately 2.28 years, with the exercise prices ranging from $0.77 to $1.25. If not previously exercised, all options outstanding at January 26, 2003, will expire as follows:


                                         Weighted
                                         Average
                            Number       Exercise
          Fiscal Years     of Shares      Price

          2004              10,000     $   1.25
          2005              20,000         1.01
          2007              21,000     $   0.88
                            ------        -----
                            51,000     $   1.00
                            ======        =====


                       2002 Nonstatutory Stock Option Plan

On January 28, 2002, the Board of Directors of the Company adopted the 2002 Nonstatutory Stock Option Plan which makes available 1,500,000 shares of the Company's common stock for the Company to grant options to selected key employees and consultants. No options may be granted under the Plan after December 31, 2004. Options may be granted under the Plan at any price, however, in the event the price is less than 85% of market, the grant requires the approval of the Board of Directors.

The following is a summary of activity of the Plan for fiscal 2003:

                                                          Weighted
                                                          Average
                                              Number      Exercise
                                             of Shares     Price

          Outstanding, beginning of year         --         --
               Granted to consultants ..      850,000      $   .61
               Exercised ...............     (102,858)         .58
                                             --------      ----
          Outstanding, end of year .....      747,142      $   .62
                                             ========      ====
          Vested, end of year ..........      747,142      $   .62
                                             ========      ====

The Company recorded $418,764 in expense during the first quarter of fiscal 2003 associated with granting the options to acquire 850,000 shares of its common stock. All outstanding options expire during the first quarter of fiscal 2006.

7.       Income Taxes:

The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the fiscal years ended January 26, 2003 and January 27, 2002:

                                                                  Fiscal 2003  Fiscal 2002

          Statutory rate ......................................      (34.0)%    (34.0)%
          State income taxes, net of Federal income tax benefit       (3.1)%     (3.3)%
          Increase in valuation allowance related to net
            operating loss carryforwards and changes in
            temporary differences .............................       37.1%      37.3%
                                                                       ----       ----
                                                                       0.0%       0.0%
                                                                       ====       ====

The components of the net deferred tax asset recognized as of January 26, 2003 are as follows:

          Current:
            Inventory reserve ............................     $    55,700
            Capitalized inventory ........................          42,500
            Vacation liability ...........................          13,600
                                                               -----------
               Total current .............................         111,800

          Non-current:
            Tax effect of net operating loss carryforwards       2,201,500
            Property and equipment .......................         114,400
            Stock compensation expense ...................         138,700
            Other ........................................           9,300
                                                               -----------
               Total non-current .........................       2,463,900
                                                               -----------
                                                                 2,575,700
            Valuation allowance ..........................      (2,575,700)
                                                               -----------
          Net deferred tax asset .........................     $      --
                                                               ===========

The valuation allowance increased by $1,322,700 from $1,253,000 at January 27, 2002.

At January 26, 2003, the Company has approximately $5,934,000 in available net operating loss carryforwards which begin to expire from 2009 through 2022. As a result of certain non-qualified stock options which have been exercised, approximately $563,000 of the net operating loss carryforward will be charged to "paid in capital," when, and if, the losses are utilized. Also, a substantial portion of the net operating loss may be subject to Internal Revenue Code
Section 382 limitations relating to changes in control.

8.       Related Party Transactions:

Terry Washburn, President and Chief Executive Officer of Premier has been a Director of SGD Holdings, Ltd. since May 2000. In November 2002, Mr. Washburn became President and acting Chief Executive Officer of SGD. In addition, the Company's has an investment in SGD which represents 3.1% and 3.5% of the outstanding stock of SGD at January 26, 2003 and January 27, 2002, respectively. Premier has purchased inventory from two wholly owned subsidiaries of SGD, ConTex Silver Imports, Inc. and HMS Jewelry, Inc. at prices substantially similar to those which Premier would be able to acquire the product from unrelated third parties. The following summarizes the activity:

                                   Fiscal 2003  Fiscal 2002

          Purchases from Con-Tex     $ 49,105     $343,987
          Purchases from HMS ...       71,375      159,821
                                     --------     --------
            Total ..............     $120,480     $503,808
                                     ========     ========

At January 26, 2003, Premier owed Con-Tex $12,553 and HMS $49,668.

Paul Johnson is a Director of Premier and is also part owner of LifeStyle DFW, from whom Premier was renting corporate office space, on a month-to-month basis, at the end of fiscal 2003. Premier paid LifeStyle $14,617 in rent during fiscal 2003. Premier owns 100,000 shares of LifeStyle Innovations, Inc. which is the franchisor of LifeStyle DFW.


9.       Subsequent Events:

 On April 30, 2003 Premier announced that it had signed a letter of intent to acquire USN Television Group, Inc. for 500,000 shares of its common stock. Subject to earn-out provisions relating to revenue and net profit margins, the purchase price could increase by an additional 9,500,000 shares. The acquisition is subject to execution of definitive agreements, Premier raising $240,000 in additional equity and other standard closing requirements.

USN is a start up retail seller of consumer products through interactive electronic media including broadcast, cable and satellite television and will present mass-appeal consumer products at attractive price points that leverage the visual appeal of television. USN programming specializes in jewelry and related collectibles and its content will be transmitted by satellite to cable television systems, direct broadcast satellite (DBS) systems and television broadcasting stations throughout North America. USN Television Group, Inc. is a privately held company headquartered in Los Angeles, California. The company maintains a website at www.shopusn.com.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended January 26, 2003 or January 27, 2002.

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and current positions with the Company held by the Directors and Executive Officers; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors or Executive Officers and the company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                                                                                DATE FIRST
                                                                POSITION OR OFFICE               ELECTED/
NAME                                            AGE              WITH THE COMPANY                APPOINTED


Terry Washburn                                  50                President, CEO,                  2001
                                                                     Director
William Nandor                                  60                   Director                      1995
Gary Wolf                                       54                   Director                      1999
Paul Johnson                                    55                   Director                      2002

Terry Washburn - Mr. Washburn became President, CEO and a Director of the Company on November 12, 2001. Mr. Washburn served eight years as a Board member of a private pension fund during which he served on the investment advisory subcommittee. Mr. Washburn has been a Director of SGD Holdings, Ltd. since May 2000 and became President and Acting CEO of SGD in November 2002. Mr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California. He has extensive background in accounting, marketing, strategic planning and leadership development. Mr. Washburn is also a Director of Team Sports Entertainment, Inc.

William Nandor - Mr. Nandor was originally retained by the Company in March 1995 as a consultant to assist us with our search for new retail locations and other issues surrounding our strategic growth plans. Mr. Nanor was named to our Board of Directors at this time. Mr. Nandor no longer performs consulting services fo us; however, he remains as a Director. From 1987 through 1990, Mr. Nandor was employed with Gymboree Corporation, first as vice-President of Retailing and then as President and COO. While with

Gymboree, Mr. Nandor spearheaded its growth from a franchised play program for parents and kids into the retail specialty arena. Under him, the retail stores grew from inception to over 40 stores. From 1990 to 1993, Mr. Nandor served as President and COO of Impostors Copy Jewelry, Inc. and during 1993 and 1994 he served as Executive Vice-President and COO of S.S.R.S. Corporation, operator of Sesame Street Retail Stores. Under his leadership, Impostors grew from 50 retail stores to over 100 locations, and S.S.R.S. saw an increase in locations, comparable store sales and profits. In addition to the Company, Mr. Nandor currently serves as a member of the Board of Directors of Cycle Gear, Inc., Little Forrest and Pleasanton Gardens.

Gary Wolf - Mr. Wolf became a Director in 1999 at which time he was the National Field Marketing Director for InterNAP Network Services, Inc., a Seattle, Washington based Internet connectivity company. Prior to joining InterNAP, Mr. Wolf served as a contracted Chief Financial Officer and marketing consultant to both Valentino Couture, Inc., and Lydell Jewelry, Inc. Mr. Wolf also served as corporate controller for Royal Caribbean Cruises, LTD., with an operational emphasis on Royal Caribbean's on-board retail operations, and as both Vice President of Planning and Marketing and corporate controller for Fredrick Atkins, Inc., a New York-based global private development company. In addition to his current employment with InterNAP, Mr. Wolf serves as a tenured adjunct faculty member of the Fashion Institute of Technology, as an adjunct faculty member at St. John's University and as a frequent lecturer at the New York Society of Security Analysts.

Paul Johnson - Mr. Johnson became a Director in 2002 at which time he was President and Chief Executive Officer of LifeStyle Innovations, Inc. Mr. Johnson was CEO of Multimedia Learning, Inc. from 1991-1998 and in September 2000 founded MLI Solutions which now holds the Dallas franchise for LifeStyle Technologies. Mr. Johnson specializes in designing and directing the implementation of new and innovative business strategies and recruiting talent to develop and grow businesses. Mr. Johnson is a graduate of City College of New York and is a veteran of the Viet Nam War. He currently serves as a Director of The SportsLineup.com.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Form 5's for fiscal 2003 have not yet been filed by the Directors.

Item 10. Executive Compensation

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended January 26, 2003. The Company has no long-term compensation plans.

NAME AND                         FISCAL                                       OTHER                    ALL
PRINCIPAL                         YEAR                                       ANNUAL                   OTHER
POSITION                          ENDED       SALARY        BONUS         COMPENSATION            COMPENSATION

Terry Washburn,                   2003       $130,000            -                     -              $132,803
President & CEO                   2002        $20,000            -                     -               $16,600
                                  2001            N/A            -                     -                     -

Sissel Eckenhausen,               2002        $86,763            -                     -                     -
President & CEO                   2001       $130,000            -                     -                     -

Other compensation for Mr. Washburn includes the amortization of the value of the 400,000 shares of the Company's common stock awarded to Mr. Washburn on December 17, 2001.

The Company has made available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The value of such benefits did not exceed, in the case of any named individual, 10% of the cash compensation of the individual.

Ther were no Option/SAR Grants during the last fiscal year for either of the named individuals.

       Aggregate Option Exercises in Fiscal 2003 and Fiscal 2003 Year-end
                                 Option Values

The following table sets forth information concerning option exercises and option holdings for each of the named executive officers during the fiscal year ended January 26, 2003. All of the listed options were exercisable at January 26, 2003.

                      Aggregated Options/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                           Number of Securities                    Unexercised
                                          Underlying Unexercised                  In-the-Money
                                                Options at                         Options at
Name                                         January 26, 2003                   January 26, 2003

Terry Washburn                                    15,000                                -




Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates all persons who, as of April 8, 2003, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of April 8, 2003, there were 4,515,679 shares of the Company's common stock outstanding.

     TITLE                          NAME AND ADDRESS                    AMOUNT AND NATURE
      OF                              OF BENEFICIAL                       OF BENEFICIAL                 % OF
     CLASS                                OWNER                               OWNER                     CLASS

Common                   Terry Washburn (1)                                      770,000                17.0%
                         3801 William D Tate Ave, Ste 100
                         Grapevine, TX  76051

Common                   SGD Holdings, Ltd.                                      355,000                 7.9%
                         3801 William D Tate Ave, Ste 100
                         Grapevine, TX  76051

Common                   The Whitestone Group                                    349,000                 7.7%
                         3801 William D Tate Ave, Ste 100
                         Grapevine, TX  76051

Common                   William Nandor (2)                                       42,321                 0.9%
                         2698 Gapwell Court
                         Pleasanton, CA  94566

Common                   Gary Wolf (3)                                            15,000                 *
                         15-65 208th Street
                         Bayside, NY  11360

Common                   Paul Johnson (4)                                         25,000                 *
                         3801 William D Tate Ave, Ste 100
                         Grapevine, TX  76051

Common                   All directors and executive                             852,321                18.7%
                         Officers as a group (3 persons)

(1) Includes options for 15,000 shares and includes 355,000 shares owned by SGD Holdings, Ltd., of which Mr. Washburn is President and acting CEO. (2) Includes options for 15,000 shares.
(3) Includes options for 15,000 shares.
(4) Includes shares owned by MLI Solutions, Inc., which is partially owned by Mr. Johnson. * Less than 1%.

Item 12. Certain Relationships and Related Transactions

Terry Washburn, President and Chief Executive Officer of Premier has been a Director of SGD Holdings, Ltd. since May 2000. In November 2002, Mr. Washburn became President and acting Chief Executive Officer of SGD. In addition, the Company's has an investment in SGD which represents 3.1% and 3.5% of the outstanding stock of SGD at January 26, 2003 and January 27, 2002, respectively. Premier has purchased inventory from two wholly owned subsidiaries of SGD, ConTex Silver Imports, Inc. and HMS Jewelry, Inc. at prices substantially similar to those which Premier would be able to acquire the product from unrelated third parties. The following summarizes the activity:

                                   Fiscal 2003   Fiscal 2002

          Purchases from Con-Tex     $ 49,105     $343,987
          Purchases from HMS ...       71,375      159,821
                                     --------     --------
            Total ..............     $120,480     $503,808
                                     ========     ========

At January 26, 2003, Premier owed Con-Tex $12,553 and HMS $49,668.

Paul Johnson is a Director of Premier and is also part owner of LifeStyle DFW, from whom Premier was renting corporate office space, on a month-to-month basis, at the end of fiscal 2003. Premier paid LifeStyle $14,617 in rent during fiscal 2003. Premier owns 100,000 shares of LifeStyle Innovations, Inc. which is the franchisor of LifeStyle DFW.


Item 13. Exhibits and Reports on Form 8-K

(A) EXHIBITS - See Exhibit Index at Page 50.

(B) REPORTS ON FORM 8-K - None

Item 14. Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's President and Chief Executive Officer, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. The Company does not currently employ a chief finacial officer.


Item 15. Principal Accountant Fees and Services

The Company was billed the following fees during the last two fiscal years by Hein + Associates LLP:

                           Fiscal 2003  Fiscal 2002

          Audit services     $51,292     $44,630
          Tax services .      12,392      10,067
                             -------     -------

            Total ......     $63,684     $54,697
                             =======     =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PREMIER CONCEPTS, INC.

Date:  May 13, 2003                            By:  /s/ Terry Washburn
                                               ---------------------
                                               Terry Washburn, President, CEO
                                               And Principal Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 13, 2003                           /s/ Terry Washburn
                                              -------------------------------
                                              Terry Washburn, President, CEO,
                                              Chairman of the Board of Directors

Date:  May 13, 2003                           /s/ William Nandor
                                              -------------------------------
                                              William Nandor, Director

Date:  May 13, 2003                           /s/ Gary Wolf
                                              -------------------------------
                                              Gary Wolf, Director
Date:  May 13, 2003                           /s/  Paul Johnson
                                              ---------------------
                                              Paul Johnson, Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the accompanying Annual Report of Premier Concepts, Inc. (the "Company") on Form 10-KSB for the fiscal year ending January 26, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Washburn, President and CEO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1. I have reviewed the Report;
2. Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in the Report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date");and
c) presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ Terry Washburn
                                                     ------------------
                                                     Terry Washburn
                                                     President and Acting CEO
                                                     May 13, 2003

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM PREMIER CONCEPTS, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

                     (The foregoing is not applicable to the
                              original(s) hereof.)

                                  EXHIBIT INDEX
Securities and
Exchange
Commission                                                                                              Page
Exhibit No.           Type of Exhibit                                                                  Number

2                     Plan of acquisition, reorganization, arrangement,                                  N/A
                      liquidation, or succession

3                     (i) Articles of incorporation                                                       N/A

3                     (ii) By-laws                                                                       N/A

4                     Instruments defining the rights of holders, incl. Indentures                       N/A

9                     Voting trust agreement                                                             N/A

10                    Material contracts                                                                 N/A

11                    Statement re: computation of per share earnings                                  Item 7

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                     N/A

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

99.1                  Certification pursuant to 18 U.S.C. Section 1350                                   51


Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

Pursuant to, and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

1. The Annual Report of Premier Concepts, Inc.., the Registrant, on Form 10-KSB for the period ended January 26, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

May 13, 2003                                          /s/ Terry Washburn
                                                      ------------------------
                                                      Terry Washburn
                                                      President and CEO