Form 10QSB
period 2003-04-27
PREMIER CONCEPTS INC /CO/
filed 2003-07-11
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 27, 2003

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
             For the transition period from __________ to __________

                         Commission file number 33-42701


                             PREMIER CONCEPTS, INC.
                     (Exact Name of Small Business Issuer as
                            Specified in its Charter)

               Colorado                                     84-1186026
        ----------------------                           -----------------
     (State or other jurisdiction                           (IRS Employer
   of incorporation or organization)                  Identification Number)

            2029 Century Park East, Suite 1750, Los Angeles, CA 90067
               (Address of principal executive offices) (Zip Code)

                                 (310) 229-2200
                (Issuer's telephone number, including area code)

           _3801 William D Tate Ave., Suite 100, Grapevine, TX 76051__
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 10, 2003, the Registrant had 4,515,679 shares of its $.002 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]




                             PREMIER CONCEPTS, INC.
                                      INDEX

                                                                                                                           Page
PART I.         FINANCIAL INFORMATION



Item 1.         Condensed Balance Sheets as of April 27, 2003                                                                3

                Condensed Statements of Operations for the Three Months Ended April 27, 2003 and April 28, 2002              4

                Condensed Statements of Cash Flows for the Three Months Ended April 27, 2003 and April 28, 2002              5

                Notes to Condensed Financial Statements                                                                     6-9

Item 2.         Management's Discussion and Analysis of Financial Conditions and Results of Operations                     10-15

Item 3.         Controls and Procedures                                                                                      15


PART II.        OTHER INFORMATION                                                                                          16-19




PREMIER CONCEPTS, INC.
Condensed Balance Sheet
April 27, 2003

ASSETS:
Current assets:
  Cash and cash equivalents ..............................................   $   250,321
  Restricted cash ........................................................       250,000
  Marketable equity securities of related party, net......................        57,900
  Merchandise inventories, net............................................       848,600
  Prepaid expenses and other assets.......................................        97,268
                                                                             -----------
    Total current assets .................................................     1,504,089
Property and equipment, net...............................................       861,511
Marketable equity securities of related party, net........................       510,000
Deposits and other assets.................................................        95,310
                                                                             -----------
      Total assets .......................................................   $ 2,970,910
                                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Notes payable ($130,956 in default) ....................................   $   564,632
  Accounts payable........................................................       629,389
  Accrued expenses........................................................       697,120
                                                                             -----------
    Total current liabilities ............................................     1,891,141
Deferred rent.............................................................        91,732
                                                                             -----------
      Total liabilities ..................................................     1,982,873

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.10 par value; 20,000,000 shares authorized; no shares
    issued and outstanding                                                        --

  Common stock, $.002 par value; 850,000,000 shares authorized;
    4,515,679 shares issued and outstanding...............................         9,031
  Additional paid-in capital .............................................     9,959,596
  Deferred compensation ..................................................      (120,304)
  Accumulated deficit ....................................................    (8,860,286)
                                                                             -----------
    Total stockholders' equity...........................................        988,037
                                                                             -----------
      Total liabilities and stockholders' equity .........................   $ 2,970,910
                                                                             ===========

See accompanying notes to condensed financial statements.



PREMIER CONCEPTS, INC.
Condensed Statements of Operations
Three months ended April 27, 2003 and April 28, 2002

                                                              2003             2002

Revenues ...............................................   $ 1,653,143    $ 2,479,605
Cost of sales ..........................................       520,383        804,125
                                                           -----------    -----------
  Gross margin .........................................     1,132,760      1,675,480

Operating expenses:
  Personnel ............................................       728,353        853,811
  Occupancy ............................................       573,353        677,045
  Depreciation and amortization ........................        82,018        137,556
  Other selling, general and administrative expense ....       340,835        804,191
                                                           -----------    -----------
                                                             1,724,559      2,472,603
                                                           -----------    -----------
Loss from operations ...................................      (591,799)      (797,123)

Other income (expense):
  Interest income ......................................           386          1,969
  Interest expense .....................................       (10,934)        (7,059)
  Other ................................................        (2,977)          --
  Unrealized gain (loss) on marketable equity securities       (50,350)       115,800
                                                           -----------    -----------
    Total other income (expense)
                                                               (63,875)       110,710
                                                           -----------    -----------
Net loss ...............................................   $  (655,674)   $  (686,413)
                                                           ===========    ===========

Net loss per share, basic and fully diluted ............   $    (0.15)   $    (0.22)
                                                           ===========    ===========

Weighted average shares outstanding ....................     4,515,679      3,090,762
                                                           ===========    ===========

See accompanying notes to condensed financial statements.



PREMIER CONCEPTS, INC.
Condensed Statements of Cash Flows
For the three months ended April 27, 2003 and April 28, 2002

                                                                   2003            2002

Cash flows used in operating activities:
  Net loss ...................................................   $(655,674)   $(686,413)
  Adjustments to reconcile net loss to net cash from operating activities:
    Amortization of stock and warrants issued for services ...      33,201      458,445
    Depreciation and amortization ............................      82,018      137,556
    Unrealized loss (gain) on marketable equity securities ...      50,350     (115,800)
    Decrease (increase) in operating assets:
      Merchandise inventory ..................................     354,621        2,241
      Other assets ...........................................      35,207       (4,993)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses ..................     (73,543)     (84,194)
      Other liabilities ......................................    (100,973)     (21,553)
                                                                 ---------    ---------
Net cash used by operating activities ........................    (274,793)    (314,711)

Cash flows used in investing activities:
  Capital expenditures for property and equipment ............        --         (2,844)
                                                                 ---------    ---------
Net cash used in investing activities ........................        --         (2,844)

Cash flows provided by financing activities:
  Proceeds from sale of common stock .........................        --        300,000
  Issuance of note payable ...................................     150,000       19,522
  Payments on notes payable ..................................     (70,289)     (53,053)
                                                                 ---------    ---------
Net cash provided by financing activities ....................      79,711      266,469
                                                                 ---------    ---------
Decrease in cash and cash equivalents ........................    (195,082)     (51,086)
Cash and cash equivalents, beginning of period ...............     445,403      578,778
                                                                 ---------    ---------
Cash and cash equivalents, end of period .....................     250,321      527,692
                                                                 =========    =========

See accompanying notes to condensed financial statements.

                             PREMIER CONCEPTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Three Months Ended April 27, 2003 and April 28, 2002
                                   (UNAUDITED)


1. Nature of operations and significant accounting policies

Organization and Nature of Operations - Premier Concepts, Inc. (the "Company") was incorporated in the state of Colorado in 1988. During 1994, the Company purchased out of bankruptcy certain assets and liabilities of American Fashion Jewels, Inc. ("Imposters") and, in a separate transaction, Mirage Concepts, Inc., both of which were retail chains of reproduction jewelry stores.

As of April 27, 2003, the Company operated 25 retail stores with over half located in California, Las Vegas and Arizona, including one store in San Francisco that accounted for approximately 16% and 14% of total revenues during the quarters ended April 27, 2003 and April 28, 2002, respectively.

The method of financial reporting is a fifty-two - fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. The accompanying balance sheet at April 27, 2003, statements of operations and cash flows for the three months ended April 27, 2003, and April 28, 2002 are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The interim financial statements are not necessarily indicative of results of operations expected for the fiscal year. These financial statements do not include all disclosures required by generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Premier Concepts Form 10-KSB for the year ended January 26, 2003.

Liquidity - The Company's business strategy has been to grow the retail chain in profitable markets and to leverage its name and goodwill to achieve additional distribution for its products. At April 27, 2003, the Company had a working capital deficit of $387,052 and incurred additional losses of $655,674 during the quarter. Management is attempting to return the Company to profitability by closing unprofitable stores, improving product mix, improving product availability and restructuring store operations. The Company had $3.48 million in operating losses during the prior two years and with the continuing losses this quarter its survival is uncertain. Losses during the current period are primarily due to a decline in comparable store sales of 27.6%. This is due to a number of factors, including the war in Iraq, the depressed economy and the liquidity problems of the Company, which have limited its ability to replenish and maintain inventory levels. The Company's continued survival will depend upon its ability to raise additional capital and establish relationships with vendors which will allow it to replenish inventory in order to increase sales. There can be no assurance that the Company will be able to raise sufficient capital or increase sales to allow it to survive.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying condensed financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No employee and director options were granted during the three month periods ended April 27, 2003 and April 28, 2002.

Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on April 30, 2003 with no impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this Statement to have an impact on its financial position or results of operations.

2.       Related party transactions

Terry Washburn, President and Chief Executive Officer of Premier has been a Director of SGD Holdings, Ltd. since May 2000. In November 2002, Mr. Washburn became President and acting Chief Executive Officer of SGD. In addition, the Company's has an investment in SGD which represents 2.7% of the outstanding stock of SGD at April 27, 2003. Premier has purchased inventory from two wholly owned subsidiaries of SGD, ConTex Silver Imports, Inc. and HMS Jewelry Company, Inc. at prices substantially similar to those which Premier would be able to acquire the product from unrelated third parties. At April 27, 2003, Premier owed Con-Tex $12,553 and HMS $145,542. In addition, at April 27, 2003 Premier had received $17,789 in inventory from Con-Tex on consignment and had sent $13,064 in inventory to Con-Tex on consignment.

Paul Johnson is a Director of Premier and is also part owner of LifeStyle DFW, from whom Premier was renting corporate office space, on a month-to-month basis, at the end of fiscal 2003. Premier paid LifeStyle $7,345 in rent during the three months ended April 27, 2003 and none in the year earlier period. Premier owns 100,000 shares of LifeStyle Innovations, Inc. which is the franchisor of LifeStyle DFW.


3.       Letter of intent

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


4.       Commitments and contingencies

On March 27, 2003 a default judgment in the amount of $54,510 was entered in Hennepin County District Court, Hennepin County, Minnesota for monies allegedly owed to Reeves Park, Inc. as a result of the sale of goods. The Company has included this amount in accounts payable at April 27, 2003. Premier has filed a motion with the Hennepin County District Court to vacate the default judgment and has requested a stay of execution of the default judgment pending a ruling on the motion to vacate. Premier also intends to challenge the jurisdiction of the Hennepin County District Court to hear the action. In a second action in Hennepin County District Court, Reeves is pursuing an action against Premier and its President, Terry Washburn, alleging fraud in the issuance of a convertible promissory note and in the conversion of that note into stock of Premier. Premier intends to challenge the jurisdiction of the Hennepin County District Court to hear this matter as well. Premier intends to vigorously defend the action and is currently developing its counterclaims against Reeves.

Georgetown Park, Inc., our former landlord in Washington, D.C., obtained a default judgment against us in connection with an unlawful detainer for unpaid rent in the amount of $11,443 and they have attached our American Express account to collect on the judgment. Georgetown has also commenced a breach of lease suit against us, filed as civil action #03-0003677 in the Superior Court of the District of Columbia. We have answered the complaint and settlement discussions are ongoing.

In addition to the Georgetown litigation discussed above, we are involved in settlement discussions covering five other locations, three of which were closed during the prior fiscal year. One of the locations, which was abandoned in May 2003, involves a dispute over the amount of rent due on a lease that expired in February 2003 and was continued on a month-to-month basis. The lessor is contending it is owed $16,864 and we believe we owe $5,572. The lessor filed an unlawful detainer action on June 30, 2003 on a second location that was abandoned in June 2003. Action is still pending.

At April 27, 2003, the Company has $263,956 in rent accrued to settle five of the six leases which they abandoned during the fiscal year ended January 26, 2003. There can be no assurance that the accrual will be adequate to cover the ultimate liability.

Premier executed one-year consulting agreements with two principals of USN effective April 21, 2003 to provide payables management, litigation management and legal services, inventory management and analysis, product sourcing and vendor relations, marketing, merchandising and sales management and support services. Compensation for services for the first two-month period of the agreements consists of an option to acquire 200,000 shares of Premier's common stock at $.002 per share for each principal. The value of the options of $37,308 was calculated using the Black-Scholes option pricing model and will be amortized from deferred compensation during May and June 2003. Thereafter, Premier shall pay to each, as compensation for services rendered pursuant to these agreements a monthly fee of $5,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside our control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents which we file with the Securities and Exchange Commission.


Retail Fiscal Year

The method of financial reporting is a fifty-two to fifty-three (52-53) week fiscal year ending on the last Sunday in January of each year. Likewise, reporting quarters end on the Sunday closest to the calendar end of April, July and October. Each reporting quarter contains 13 weeks of operations.


Seasonality and Quarterly Fluctuations

Our faux jewelry chain, operating under the trade names Impostors, Elegant Pretenders and Joli Joli, historically has realized lower sales during the first three quarters that has resulted in incurring operating losses during those quarters. To this end, we have generated a loss from operations during the three months ended April 27, 2003 of $591,799, as compared to an operating loss of $797,123 for the three months ended April 28, 2002.

Our retail business is highly seasonal with our ten mall locations generating approximately 20% of revenues during the December holiday season. Our eight tourist locations experience fluctuations, based upon such factors as vacation seasons, economic conditions and other factors affecting tourism in their particular locations.

Liquidity and Capital Resources

Our business strategy has been to grow the retail chain in profitable markets and to leverage our name and goodwill to achieve additional distribution for our products. At April 27, 2003, we had a working capital deficit of $387,052 and had incurred additional losses of $655,674 during the quarter. We are attempting to return the Company to profitability by closing unprofitable stores, improving product mix, improving product availability and restructuring store operations. We had $3.48 million in operating losses during the prior two years and with the continuing losses this quarter our survival is uncertain. Losses during the current period are primarily due to a decline in comparable store sales of 27.6%. This is due to a number of factors, including the war in Iraq, the depressed economy and our liquidity problems, which have limited our ability to replenish and maintain inventory levels. Our continued survival will depend upon our ability to raise additional capital and establish relationships with vendors which will allow us to replenish inventory in order to increase sales. There can be no assurance that we will be able to raise sufficient capital or increase sales to allow us to survive.

At April 27, 2003 we had a working capital deficit of $387,052 as compared to working capital of $194,374 at January 26, 2003, a decrease of $581,426. Current assets declined $575,259 and current liabilities increased $6,167.

The major items making up the decline in current assets were a decline in unrestricted cash of $195,083, a decline in inventory of $354,621 and a decline in prepaid expenses and other assets of $35,207. Current liabilities remained about the same with an advance of $150,000 on our line of credit being utilized to reduce other notes payable in the amount of $70,289 and the remainder of the loan proceeds being applied to reduce other accounts payable and accrued expenses.

At April 27, 2003, the Company has $263,956 in rent accrued to settle five of the six leases which they abandoned during the fiscal year ended January 26, 2003. There can be no assurance that the accrual will be adequate to cover the ultimate liability.

Currently no additional leases to open retail locations have been executed. However, possible new locations are evaluated on an ongoing basis. Depending upon location and size, the opening of a new retail location represents an aggregate capital requirement of approximately $75,000-$200,000, including the lease build-outs, fixtures, equipment and inventory. In order for us to add additional retail locations, new sources of working capital would be required. There can be no assurance that such additional financing will be found.

Results of Operations - Three Months Ended April 27, 2003 Compared to Three Months Ended April 28, 2002

Set forth below is selected summary financial data derived from the financial statements and financial records for the three months ended April 27, 2003 and April 28, 2002:

                                                    2003            2002

Statements of Operations Data:

Total revenues .............................   $ 1,653,143     $ 2,479,605
Operating loss .............................      (591,799)       (797,123)
Net loss ...................................      (655,674)       (686,413)
Net loss per common share, basic
  and fully diluted ........................   $      (.15)    $      (.22)
Weighted average shares outstanding ........     4,515,679       3,090,762

Statistical Data:

Store revenues .............................   $ 1,646,818     $ 2,478,733
Store gross margin .........................     1,128,424       1,676,068
Store operating expenses ...................     1,378,427       1,535,398
Store operating profit (loss) ..............      (250,003)         52,056
Corporate overhead and operating expenses ..       341,796         848,425
Gross margin percentage ....................          68.5%           67.6%
Comparable same store sales (23 stores) ....     1,580,206       2,182,144
Comparable same store sales growth (decline)         (27.6%)          10.4% *

* Based upon 27 comparable stores in prior period.

Total revenues for the three months ended April 27, 2003 were $1,653,143 as compared to $2,479,605 for the comparable period ended April 28, 2002, a decrease of $826,462, or 33.3%. Comparable same store sales (23 stores) were $1,580,206 for the three months ended April 27,

2003 as compared to $2,182,144 for the comparable period ended April 28, 2002, a decrease of $601,938, or 27.6%. The current quarter sales may be summarized as follows:

                                FY 2004      FY 2003     Percent

Mall locations ............   $  610,099   $  797,891    (23.5%)
Tourist locations .........      744,525    1,024,965    (27.4%)
Outlet locations ..........      225,582      359,288    (37.2%)
                              ----------   ----------      ----
  Total comparable stores .    1,580,206    2,182,144    (27.6%)
New locations .............       66,612         --        --
Closed locations ..........         --        296,587      --
                                           ----------      ----
  Total store revenues ....    1,646,818    2,478,731    (33.6%)
Internet and other revenues        6,325          874      --
                                           ----------      ----
  Total revenues ..........   $1,653,143   $2,479,605    (33.3%)
                              ==========   ==========      ====

The decline in sales is due to a number of factors, including the war in Iraq, the depressed economy and the liquidity problems of the Company, which have limited its ability to replenish and maintain inventory levels.

For the three months ended April 27, 2003 the gross margin was 68.5% of sales as compared to 67.6% in the year earlier period, an improvement of 0.9%. Also included in cost of goods sold are freight charges incurred in the acquisition of our merchandise from vendors. Total freight charges included in cost of goods sold was $13,212 and $19,774 during the quarters ended April 27, 2003 and April 28, 2002, respectively.

Total operating expenses were $1,724,559 for the quarter ended April 27, 2003 compared to $2,472,603 for the quarter ended April 28, 2002, or 104.3% and 99.7% of revenues, respectively. The largest category of these expenses were comprised of store and corporate office personnel expenses, which amounted to $728,353, or 44.1% of revenues, and $853,811, or 34.4% of revenues for the quarters ended April 27, 2003, and April 28, 2002, respectively, a decrease of $125,458. Of this amount, $100,359 is attributed to closed stores, $52,418 of the decrease is primarily commissions from open stores and corporate and overhead payroll increased $27,319 during the current period. The corporate and overhead payroll increase was temporary and should decline in future quarters.

Occupancy costs of $573,353, and $677,045, are included in total operating expenses for the three months ended April 27, 2003 and April 28, 2002, respectively. The decrease of $103,692 includes a decrease in closed store occupancy of $49,832, a deferred rent decrease of $88,247 due to lease modifications, a decrease in corporate and overhead occupancy of $18,030 and an increase in comparable open store occupancy of $19,219 and an increase for the two new locations of $33,198. Closed store occupancy cost in the current quarter included an accrual of $73,806 to provide for potential additional lease settlement costs.

Other selling, general and administrative expenses of $340,835 and $804,191 are included in total operating expenses for the quarters ended April 27, 2003 and April 28, 2002, respectively. Following is a comparative summary of costs included in other selling, general and administrative expenses, and their relationship to total revenues for the periods:

                                     Three Months Ended             Three Months Ended
                                        April 27, 2003                 April 28, 2002

Advertising and promotion        $    34,918        2.1%        $      81,698        3.3%
Banking fees                          26,825        1.6%               50,442        2.0%
Merchandise distribution              21,366        1.3%               14,479        0.6%
Repairs and rentals                   14,506        0.9%               14,414        0.6%
Property insurance, fees and taxes    38,665        2.3%               39,561        1.6%
Professional and service fees         90,068        5.4%              477,669       19.3%
Supplies and product packaging        32,991        2.0%               35,403        1.4%
Telephone and utilities               50,983        3.1%               46,409        1.9%
Travel                                23,679        1.4%               33,432        1.3%
Other                                  6,834        0.4%               10,684        0.4%
                                   ----------                    -------------

Total                                340,835       20.6%        $     804,191       32.4%
                                   ===========                    =============

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

Depreciation and amortization expenses were $82,018 and $137,556 for the quarters ended April 27, 2003 and April 28, 2002, respectively, and include amortization expense of $6,850 and $14,800, respectively. The decline includes $19,747 from store operations and $35,791 from declines at the corporate level. The store operations decline is primarily from closed stores whereas the corporate decline is primarily the result of abandonment of excess leasehold improvements at the prior corporate office and distribution center during the third quarter of last fiscal year.

As a result of the foregoing, the loss from operations for the quarter ended April 27, 2003 was $591,799, as compared with a loss from operations for the quarter ended April 28, 2002 of $797,123, a decrease of $205,324.

Interest expense was $10,934 and $7,059 for the quarters ended April 27, 2003, and April 28, 2002, respectively, and is comprised primarily of interest charged on the bank notes. Interest income was $386 and $1,969 for the quarters ended April 27, 2003, and April 28, 2002, respectively, and results from the daily investing of available cash balances.

Unrealized gain (loss) on marketable equity securities amounted to a loss of $50,350 in the quarter ended April 27, 2003 and a gain of $115,800 during the quarter ended April 28, 2002.

Other income (expense) was an expense of $2,977 during the current year quarter and is primarily expenses associated with stores closed in the prior year.

Based on the foregoing, the net loss for the three months ended April 27, 2003 was $655,674, which translates to a net loss per share of $(0.15) based on 4,515,679 weighted average shares outstanding. This compares with a net loss for the three months ended April 28, 2002 of $686,416, or $(0.22) per share, based on 3,090,762 weighted average shares outstanding as of that date.

Item 3.  Controls and Procedures

The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. In the opinion of the Company's principal executive officer, based upon an evaluation completed within 90 days prior to the filing of this report, the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

On March 27, 2003 a default judgment in the amount of $54,510 was entered in Hennepin County District Court, Hennepin County, Minnesota for monies allegedly owed to Reeves Park, Inc. as a result of the sale of goods. The Company has included this amount in accounts payable at April 27, 2003. Premier has filed a motion with the Hennepin County District Court to vacate the default judgment and has requested a stay of execution of the default judgment pending a ruling on the motion to vacate. Premier also intends to challenge the jurisdiction of the Hennepin County District Court to hear the action. In a second action in Hennepin County District Court, Reeves is pursuing an action against Premier and its President, Terry Washburn, alleging fraud in the issuance of a convertible promissory note and in the conversion of that note into stock of Premier. Premier intends to challenge the jurisdiction of the Hennepin County District Court to hear this matter as well. Premier intends to vigorously defend the action and is currently developing its counterclaims against Reeves.

Georgetown Park, Inc., our former landlord in Washington, D.C., obtained a default judgment against us in connection with an unlawful detainer for unpaid rent in the amount of $11,443 and they have attached our American Express account to collect on the judgment. Georgetown has also commenced a breach of lease suit against us, filed as civil action #03-0003677 in the Superior Court of the District of Columbia. We have answered the complaint and settlement discussions are ongoing.

In addition to the Georgetown litigation discussed above, we are involved in settlement discussions covering five other locations, three of which were closed during the prior fiscal year. One of the locations, which was abandoned in May 2003, involves a dispute over the amount of rent due on a lease that expired in February 2003 and was continued on a month-to-month basis. The lessor is contending it is owed $16,864 and we believe we owe $5,572. The lessor filed an unlawful detainer action on June 30, 2003 on a second location that was abandoned in June 2003. Action is still pending.

At April 27, 2003, the Company has $296,140 in rent accrued to settle five of the six leases which they abandoned during the fiscal year ended January 26, 2003. There can be no assurance that the accrual will be adequate to cover the ultimate liability.

Item 2.     Changes in Securities

      None

Item 3.     Default Upon Senior Securities

       None

Item 4.     Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the quarter ended April 27, 2003.

Item 5.     Other Information

       The Company currently does not employ a Chief Financial Officer.

Item 6.     Exhibits and Reports on Form 8-K

       Exhibits:     99.1       Certification pursuant to 18 U.S.C. Section 1350

       Reports on Form 8-K:              None

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              PREMIER CONCEPTS, INC.

Dated:   July 11, 2003                        By:/s/ Terry Washburn
                                              Terry Washburn, President and CEO

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the accompanying Quarterly Report of Premier Concepts, Inc. (the "Company") on Form 10-QSB for the quarter ended April 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Washburn, President and CEO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.   I have reviewed the Report;
2. Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;\
3. Basedon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in the Report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;
b)evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and
c) presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ Terry Washburn
                                                     Terry Washburn
                                                     President and CEO
                                                     July 11, 2003

Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

Pursuant to, and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

1. The Quarterly Report of Premier Concepts, Inc.., the Registrant, on Form 10-QSB for the period ended April 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

July 11, 2003                                         /s/ Terry Washburn
                                                      Terry Washburn
                                                      President and CEO