Form 10QSB
period 2004-12-31
USN CORP
filed 2005-08-04
CIK 879206

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                      For Quarter Ended: December 31, 2004

                                 USN CORPORATION
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                                 84-1186026
         --------                                                 ----------
(State or other jurisdiction                                    (IRS Employer
     of incorporation)                                       Identification No.)

                                    33-42701
                                    --------
                                   (Commission
                                  File Number)

               5215 North O'Connor, Suite 200, Irving, Texas 76039
               ---------------------------------------------------
                     (Address of principal executive office)

         Issuer's telephone number, including area code - (972) 868-9102

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 9, 2005 was 9,973,193 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ].

                         USN Corporation and Subsidiary

                                      INDEX

                                                                           Page

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheet as of
               December 31, 2004                                             3

            Condensed Consolidated Statements of Operations
               for the Three Months Ended December 31, 2004 and 2003         4

            Condensed Consolidated Statements of Operations for
               the Nine Months Ended December 31, 2004 and 2003              5

            Condensed Consolidated Statement of Stockholders' Deficit
               for the Nine Months Ended December 31, 2004                   6

            Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended December 31, 2004 and 2003                  7

            Notes to Condensed Consolidated Financial Statements            8-16

Item 2.     Management's Discussion and Analysis or Plan of Operation      17-19

Item 3.     Controls and Procedures                                         20

PART II.    OTHER INFORMATION                                              21-23


USN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

                                         ASSETS
Current assets:
Cash and cash equivalents                                                   $    87,201
Restricted cash                                                                 316,381
Accounts receivable                                                             132,169
Inventory                                                                       622,805
Prepaid expenses and other assets                                                73,782
                                                                            -----------
     Total current assets                                                     1,232,338
Property and equipment, net                                                     190,930
Net non-current assets of discontinued operations                               306,546
Deposits                                                                         23,675
                                                                            -----------
          Total assets                                                      $ 1,753,489
                                                                            ===========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable to related party                                               $    54,000
Accounts payable                                                                429,557
Accrued expenses and other liabilities                                        2,005,023
Net current liabilities of discontinued operations                            1,082,198
Due to affiliate                                                                958,790
                                                                            -----------
     Total current liabilities                                                4,529,568
Long-term debt                                                                  250,000
                                                                            -----------
          Total liabilities                                                   4,779,568
                                                                            -----------
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.0001 par value; 5,050,000 shares authorized; no shares
  issued and outstanding                                                             --
Common stock, $.0001 par value; 195,000,000 shares authorized;
  9,621,195 shares issued and outstanding                                           962
Additional paid in capital                                                    1,474,525
Stock subscription receivable                                                  (158,600)
Accumulated deficit                                                          (4,342,966)
                                                                            -----------
     Total stockholders' deficit                                             (3,026,079)
                                                                            -----------
          Total liabilities and stockholders' deficit                       $ 1,753,489
                                                                            ===========

See accompanying notes to condensed consolidated financial statements.





USN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

                                                      2004              2003
                                                   -----------      -----------

PRODUCT SALES                                      $ 4,036,790      $ 1,523,051
COST OF SALES                                        2,627,009        1,044,301
                                                   -----------      -----------
  GROSS PROFIT                                       1,409,781          478,750

COSTS AND EXPENSES:
Selling and distribution                             2,749,944          676,448
General and administrative                             512,568          253,792
Interest expense                                        12,956               --
                                                   -----------      -----------
    Total operating expenses                         3,275,468          930,240
                                                   -----------      -----------
LOSS FROM CONTINUING OPERATIONS                     (1,865,687)        (451,490)
Discontinued operations:
 Loss from discontinued operations                     (58,359)              --
 Income tax provision                                       --               --
                                                   -----------      -----------
                                                       (58,359)              --
                                                   -----------      -----------
NET LOSS                                           $(1,924,046)     $  (451,490)
                                                   ===========      ===========

NET LOSS PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                            $     (0.28)     $     (0.09)
  DISCONTINUED OPERATIONS                                (0.01)              --
                                                   -----------      -----------
    NET LOSS PER SHARE, BASIC AND DILUTED          $     (0.29)     $     (0.09)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  6,696,619        4,850,000
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.




USN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

                                                      2004              2003
                                                   -----------      -----------

PRODUCT SALES                                      $ 7,590,220      $ 3,336,082
COST OF SALES                                        4,898,774        2,063,933
                                                   -----------      -----------
  GROSS PROFIT                                       2,691,446        1,272,149

COSTS AND EXPENSES:
Selling and distribution                             5,355,090        1,167,043
General and administrative                             912,406          587,892
Interest expense                                        14,174               --
                                                   -----------      -----------
    Total operating expenses                         6,281,670        1,754,935
                                                   -----------      -----------
LOSS FROM CONTINUING OPERATIONS                     (3,590,224)        (482,786)
Discontinued operations:
 Loss from discontinued operations                     (58,359)              --
 Income tax provision                                       --               --
                                                   -----------      -----------
                                                       (58,359)              --
                                                   -----------      -----------
NET LOSS                                           $(3,648,583)     $  (482,786)
                                                   ===========      ===========

NET LOSS PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                            $     (0.66)     $     (0.10)
  DISCONTINUED OPERATIONS                                (0.01)              --
                                                   -----------      -----------
    NET LOSS PER SHARE, BASIC AND DILUTED          $     (0.67)     $     (0.10)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  5,467,778        4,850,000
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.







USN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED DECEMBER 31, 2004

(UNAUDITED)

                                                               Additional       Stock
                                          Common Stock           Paid-in     Subscription    Accumulated
                                     Shares       Par Value      Capital      Receivable       Deficit         Total
                                   -----------   -----------   -----------    -----------    -----------    -----------

Balance, March 31, 2004              4,850,000   $       485         9,515             --    $  (694,383)   $  (684,383)
Conversion of notes payable to
  common stock                       2,062,320           206     3,045,779             --             --      3,045,985
Acquisition of USN Corporation         353,875            35    (2,652,883)            --             --     (2,652,848)
Sale of common stock for notes
  receivable                           610,000            61       158,539       (158,600)            --             --
Conversion of note payable to
  common stock                         500,000            50       249,950             --             --        250,000
Common stock issued for
  Director's fees                      295,000            30        73,720             --             --         73,750
Conversion of account payable to
  common stock                         550,000            55       549,945             --             --        550,000
Common stock issued for
  consulting contract                  400,000            40        39,960             --             --         40,000
 Net loss                                   --            --            --             --     (3,648,583)    (3,648,583)
                                   -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2004           9,621,195   $       962     1,474,525       (158,600)   $(4,342,966)   $(3,026,079)
                                   ===========   ===========   ===========    ===========    ===========    ===========


See accompanying notes to condensed consoliated financial statements.






USN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

                                                                            2004            2003
                                                                         -----------    -----------
Cash flows from operating activities
Net loss                                                                 $(3,648,583)   $  (482,786)
 Loss from discontinued operations                                           (58,359)            --
                                                                         -----------    -----------
   Loss from continuing operations                                        (3,590,224)      (482,786)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                                                20,170             --
  Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
     Restricted cash                                                        (316,381)            --
     Accounts receivable                                                    (110,997)       (22,711)
     Inventories                                                            (622,805)            --
     Prepaid expenses and other assets                                       (15,449)       (23,675)
     Accounts payable                                                        374,517        432,002
     Accrued expenses and other liabilities                                1,431,313         55,694
                                                                         -----------    -----------
        Net cash used by continuing operations                            (2,829,856)       (41,476)
        Net cash provided by discontinued operations                         126,790             --
                                                                         -----------    -----------
          Net cash used by operations                                     (2,703,066)       (41,476)
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                        (211,100)            --
                                                                         -----------    -----------
Net cash used by continuing operations                                      (211,100)            --
        Net cash from discontinued operations                                     --             --
                                                                         -----------    -----------
          Net cash used by investing activities                             (211,100)            --
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party                                              54,000         40,000
Cash received in excess of cash paid in acquisition of USN Corporation       620,667             --
Repayment of notes payable                                                   (66,000)            --
Proceeds from convertible notes payable                                    3,045,985             --
Proceeds from sale of common stock                                                --         10,000
Loan made                                                                    (20,000)            --
Due to/from affiliate                                                        110,722         26,000
                                                                         -----------    -----------
Net cash provided by continuing operations                                 3,745,374         76,000
        Net cash used by discontinued operations                            (747,457)            --
                                                                         -----------    -----------
          Net cash provided by financing activities                        2,997,917         76,000
                                                                         -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     83,751         34,524
CASH AND CASH EQUIVALENTS, beginning of period                                 3,450             --
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                 $    87,201    $    34,524
                                                                         ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                       7

USN CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of USN Corporation ("USN Corp") and its wholly owned subsidiary USN Television Group, Inc. ("USN") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in USN's audited statements for the period ended December 31, 2003, which is included in the Company's Form 8-K/A filed on April 26, 2005.

         ORGANIZATION

         USN Corp was incorporated in the state of Colorado in 1988. During 1994, the Company purchased certain assets and assumed certain liabilities from the bankruptcy estates of American Fashion Jewels, Inc. ("Imposters") and, in a separate transaction, Mirage Concepts, Inc. ("Mirage"), both of which were retail chains of reproduction jewelry stores.

         On October 10, 2003, Premier Concepts, Inc. ("Debtor") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") (Case No. LA 03-36445-EC). The Debtor continued to manage its properties and operate its businesses as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until December 12, 2004, when its plan of reorganization ("Plan") was approved by the Bankruptcy Court. The principal elements of the plan of reorganization were as follows:

         o The reorganized debtor changed its name from Premier Concepts, Inc. to USN Corporation;
         o        The acquisition of USN;
         o The classification and treatment of creditors and interest holders;
         o The issuance of New Securities of Reorganized Debtor to certain administrative claimants, USN shareholders and the Plan Trust; and
         o        The liquidation of the New Securities to fund Plan payments.

         All outstanding shares of USN, a Delaware corporation organized on April 25, 2003, were acquired by the Debtor from the USN owners in exchange for 5,539,655 shares of New Securities with registration rights, whereby, the Company has agreed to file a registration statement with the SEC. The New Securities are exempt under the Bankruptcy Code and as a private placement the shares were issued in exchange for the obligation owed by USN Corp to USN's shareholders for the acquisition of their stock immediately prior to Plan confirmation.

         For accounting purposes, the transaction was treated as the issuance of stock by USN for the net monetary assets of USN Corp, accompanied by a recapitalization of USN. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical operations prior to December 13, 2004, are those of USN.

         DISCONTINUED OPERATIONS

         In December 2004, immediately after the approval of the bankruptcy plan, management approved a plan to dispose of its retail jewelry store operations. On January 6, 2005, the Board of Directors of the Company unanimously ratified management's plan to immediately dispose of its retail jewelry store operations. Accordingly, the net results of operations are included in discontinued operations for all periods presented. As of December 31, 2004, USN Corp operated 15 retail jewelry stores.

         NATURE OF BUSINESS

         USN is a retailer of consumer products through interactive electronic media using broadcast, cable and satellite television and the Internet. USN focuses on presenting consumer products at attractive prices that can leverage the visual appeal of television, including jewelry, watches, coins and other collectibles. USN's programming is transmitted by satellite to cable television systems, direct broadcast satellite systems and television broadcasting stations across the United States. Revenues are primarily generated from sales of merchandise and services offered through USN's television home shopping programming.

         USN segments its programming into product or theme categories and each program uses a show-host approach, with the host conveying information about the products and demonstrating their use. The viewers can purchase any product USN offers, subject to availability.

         FISCAL YEAR

         Prior to the acquisition of USN by USN Corp, USN Corp's fiscal year was a 52/53-week period ending on the last Sunday in January. With the acquisition of USN, the Company adopted the March 31 year-end of USN.

         CASH EQUIVALENTS

         The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004, cash equivalents consist of money fund investments, money market accounts and business checking accounts.

         INVENTORY

         Inventory consists primarily of jewelry, watches, coins and other collectibles and is carried at the lower of FIFO cost or market. The inventory is marked down for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management records these inventory markdowns periodically based on the various assumptions, including customer demand and preferences.

         The Company has satisfied a majority of its inventory supply needs through consignment or right-of-return arrangements with vendors. The consigned inventory is owned by the vendors. Accordingly, the cost is not included in the Company's inventory, nor is the obligation to the vendor included in accounts payable, until the related inventory is sold.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories. Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded as other income or expense.

         INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         REVENUE AND COST RECOGNITION

         The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue related to merchandise sales is recognized when the product is shipped, reduced by a provision for returns, in accordance with SFAS No 48, "Revenue Recognition When Right of Return Exists." The provision for sales returns is based on historical evidence of the Company's historical return rate. Payments received for unfilled orders are reflected as a component of accrued expenses and other liabilities.

         SHIPPING AND HANDLING COSTS

         Shipping and handling costs billed to customers are recorded as revenue in the accompanying statements of operations in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Cost." The Company classifies shipping and handling costs in the accompanying statements of operations as a component of selling and distribution cost.

         STOCK OPTION PLANS

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

         SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted during the periods presented in the condensed consolidated financial statements. Accordingly, no disclosure is required of the fair value method as compared to the intrinsic value method.

         Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation." For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

         The Company's stock option plans were terminated in the plan of reorganization.

         NET EARNINGS (LOSS) PER SHARE

         The Company has adopted SFAS No. 128, "Earnings Per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Any potential dilutive securities are antidilutive for all periods presented. Accordingly, basic and diluted EPS are the same for each period.

         USE OF ESTIMATES

         The process of preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

         FAIR VALUE DETERMINATION

         Financial instruments consist of cash, cash investments, accounts receivable, accounts payable, accrued liabilities, notes payable and long-term debt. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The statement will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R).

         In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 requires all nonmonetary exchanges to be recorded at fair value, unless the assets exchanged do not have commercial substance. A nonmonetary exchange has commercial substance under SFAS No. 153 if future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for all nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its financial statements.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," ("SFAS 151") an amendment to ARB 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that "under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges." SFAS 151 requires that these items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal." SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a significant impact on its financial statements.

2.       DISCONTINUED OPERATIONS

         In December 2004, immediately after the acquisition of USN, management of the Company approved a plan to dispose of the retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN. Accordingly, the net results of operations of the retail jewelry stores is included in discontinued operations for all periods presented. On January 6, 2005, the Board of Directors of the Company unanimously ratified management's plan.

         As a result of the approval of the plan of reorganization effective December 13, 2004 and the acquisition of USN, the retail jewelry store operations are included in consolidated operations only for the period from December 13, 2004 through December 31, 2004. Revenues during this period were $304,841 and net loss was $58,359.

         Net current liabilities of discontinued operations in the net amount of $1,082,198 includes accounts payable of $1,117,811, accrued expenses of $440,897, notes payable of $374,255, inventory of $108,603 and cash of $742,162. Net non-current assets of discontinued operations of $306,546 includes net property and equipment of $424,171, deposits of $27,290, long-term debt of $69,900 and deferred rent of $75,015.

3.       RESTRICTED CASH

         As a part of the agreements with credit card companies, the Company maintains a deposit with the credit card companies, which amounted to $316,381 at December 31, 2004.

4.       INVENTORY

         Inventory, which includes primarily jewelry, watches, coins and other collectibles, at December 31, 2004, consist of:

                  Total inventory                            $   1,479,774
                  Less consigned inventory                        (856,969)
                                                             -------------
                    Net inventories                          $     622,805
                                                             =============

5.       NOTES PAYABLE DUE RELATED PARTY

         Note payable due to a related party consists of one note with a balance of $54,000 payable to a stockholder, which is due on demand with interest at an average of 9%.

6.       LONG-TERM DEBT

         Long-term debt consists of a note payable to an individual in the amount of $250,000, which is due on December 31, 2006, with interest payable monthly at 6%. The note is convertible into the Company's common stock at a conversion rate of $.50 per share.

7.       RELATED PARTY TRANSACTIONS

         The Company has a number of transactions with related parties during the nine-month periods ended December 31, 2004 and 2003, as follows:

                                                         2004           2003
                                                     ------------   ------------
         Purchase of inventory                       $  3,450,398   $         --
         Payments for inventory purchases               2,375,325             --
         Management fees                                  256,853        413,906

         As of December 31, 2004, the Company owed affiliated companies which are owned by two principal shareholders a net amount of $958,790.

8.       CAPITAL STOCK

         PREFERRED STOCK

         The Company has 5,050,000 shares of $.0001 par value preferred stock authorized and no shares issued or outstanding at December 31, 2004.

         COMMON STOCK

         The Company has 195,000,000 shares of $.0001 par value common stock authorized and 9,621,195 shares issued and outstanding at December 31, 2004.

         STOCK OPTION PLANS

         Options which were outstanding when the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the plan of reorganization. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the plan of reorganization.

9.       COMMITMENTS AND CONTINGENCIES

         The Company has two office sub-leases which require a combined monthly payment of $18,000 through June 2006. The space includes the broadcast facility, warehouse, distribution center and operating and corporate office.

         The Company has a number of media contracts which are contingent upon making the required payment for air time in advance.

         The Company has consulting agreements with a company owned by two major shareholders which provides for consulting fees in the amount of $30,000 per month through December 17, 2005. In addition, the Company has a lease, license and software support agreement with another company owned by these two shareholders which provides for monthly payments of $10,000 through December 17, 2005.

10.      LEGAL

         USN Corp will remain subject to the jurisdiction of the Bankruptcy Court until it makes its final payment to unsecured creditors, which is scheduled for January 2006.

         USN Corp has been a party to a number of disputes arising from the bankruptcy, principally with former landlords. The Company feels that it has provided an adequate accrual for any potential loss that might result.

         USN had a dispute with a vendor which was settled in May 2005. Pursuant to the agreement, USN will pay $56,570 (a discount of $5,000 from the claimed amount owed) at the rate of $7,500 per week for seven weeks and a final balance of $4,070 in the eighth week.


11.      SEGMENT INFORMATION

          The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. Continuing operations currently includes only one segment, the retail operations of USN.

12.       GOING CONCERN

          At December 31, 2004, the Company had a working capital deficit of $3,297,230. The Company had a net loss of $3,648,583 for the nine-months ended December 31, 2004 and a net loss of $694,383 during its first year of operations from April 25, 2003 through March 31, 2004. The Company does not have sufficient cash flows from its operations to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

          If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unable to raise additional funds through private placement sales of its common stock, or (iii) unable to borrow additional funds, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed, or if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

13.      SUBSEQUENT EVENTS

         On June 17, 2005, LGS Holdings, Inc. ("LGS") acquired Spotlight, LLC ("Spotlight") from two of the Company's major shareholders. Spotlight is a major creditor of the Company who the Company owed approximately $3,900,000 when they were acquired by LGS ($1,932,000 at December 31, 2004, including consigned inventory). In addition, on June 17, 2005, the Company entered into an asset purchase agreement with LGS which provides that LGS will acquire all of the Company's retail jewelry outlets. LGS agreed to reduce the amount the Company owed Spotlight by $2,600,000 and to assume the liabilities associated with the retail jewelry outlets in exchange for 1,368,422 shares of the common stock of the Company.

         On June 17, 2005, the Company also entered into a stock purchase agreement with Global Sun Enterprises, Ltd. ("Global Sun") which provides for the Company to acquire all issued and outstanding shares of Altron Limited ("Altron") for approximately 49.8% of the issued and outstanding shares of our common stock after the transaction. Altron has two wholly owned subsidiaries, Gem Manufacturing, Inc. ("Gem") and The Diamond Channel ("Diamond"). Gem will provide vertical integration, whereby, the Company will be able to directly purchase loose diamonds, gems and finished jewelry, as well as, manufacture finished jewelry. Diamond will allow the Company to sell certified diamonds, both loose and in finished settings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

LIQUIDITY AND CAPITAL RESOURCES

                                  GOING CONCERN

At December 31, 2004, the Company had a working capital deficit of $3,297,230. The Company had a net loss of $3,648,583 for the nine-months ended December 31, 2004 and a net loss of $694,383 during its first year of operations from April 25, 2003 through March 31, 2004. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unable to raise additional funds through private placement sales of its common stock, or (iii) unable to borrow additional funds, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                                SUBSEQUENT EVENTS

On June 17, 2005, LGS Holdings, Inc. ("LGS") acquired Spotlight, LLC ("Spotlight") from two of our principal shareholders. Spotlight is a major creditor of the Company who we owed approximately $3,990,000 when they were acquired by LGS ($1,932,000 at December 31, 2004, including consigned inventory). In addition, on June 17, 2005, we entered into an asset purchase agreement with LGS which provides that LGS will acquire all of our retail jewelry outlets. LGS agreed to reduce the amount we owed Spotlight by $2,600,000 and to assume the liabilities associated with our retail jewelry outlets in exchange for 1,368,422 shares of our common stock.

On June 17, 2005, we also entered into a stock purchase agreement with Global Sun Enterprises, Ltd. ("Global Sun") which provides for us to acquire all issued and outstanding shares of Altron Limited ("Altron") for approximately 49.8% of the issued and outstanding shares of our common stock after the transaction. Altron has two wholly owned subsidiaries, Gem Manufacturing, Inc. ("Gem") and The Diamond Channel ("Diamond"). Gem will provide us with vertical integration, whereby, we will be able to directly purchase loose diamonds, gems and finished jewelry, as well as, manufacture finished jewelry. Diamond will allow us to sell certified diamonds, both loose and in finished settings.


RESULTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

SALES - During the three months ended December 31, 2004, sales increased $2,513,739 (165%) from the year earlier period. During the year earlier period, USN's sales came from 12 hours of weekly programming. Commencing in May 2004, USN increased its programming to include over 80 hours of live broadcasting per week. USN currently broadcasts in over 29 million homes nationwide, which includes over 14 million DirecTV subscribers, 6.9 million cable subscribers and
8.4 million Dish Network/Echostar subscribers.

COST OF SALES - Cost of sales includes the direct cost of product. During the three months ended December 31, 2004, cost of sales increased $1,582,708 (152%) from the year earlier period, which is consistent with the sales increase in the same period. Gross profit increased from 31.4% during the year earlier period to 34.9% in the current three-month period.

SELLING AND DISTRIBUTION - Selling and distribution costs increased $2,073,496 (306.5%) during the three months ended December 31, 2004, as compared to the year earlier period. Operating media cost and labor costs represented 65.5% and 16.7% of selling and distribution cost during the three months ended December 31, 2004 and operating media cost represented 82.1% of selling and distribution costs during the three months ended December 31, 2003. The significant increases in operating media cost and labor costs are primarily a result of the change from 12 hours of weekly programming to over 80 hours of weekly programming.

GENERAL AND ADMINISTRATIVE EXPENSE (G&A) - G&A increased $258,776 (102%) during the three months ended December 31, 2004, as compared to the year earlier period. Labor cost, including management fees, represent $233,372 and $167,088 of the total G&A costs during the three months ended December 31, 2004 and 2003, respectively. The overall increase is consistent with the sales increase.

DISCONTINUED OPERATIONS - Discontinued operations include the net earnings from operating 15 jewelry stores for the two week period the stores were included in the USN Corp consolidated financial statements.

                  NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

SALES - During the nine months ended December 31, 2004, sales increased $4,254,138 (128%) from the year earlier period. During the year earlier period, USN's sales came from 12 hours of weekly programming. Commencing in May 2004, USN increased its programming to include over 80 hours of live broadcasting per week. The Company expects to see continuing increases in sales from its higher level of programming. USN currently broadcasts in over 29 million homes nationwide, which includes over 14 million DirecTV subscribers, 6.9 million cable subscribers and 8.4 million Dish Network/Echostar subscribers.

COST OF SALES - Cost of sales includes the direct cost of product. During the nine months ended December 31, 2004, cost of sales increased $2,834,841 (137%) from the year earlier period, which is consistent with the sales increase in the same period. Gross profit decreased from 38.1% during the year earlier period to 35.5% in the current nine-month period, primarily due to adding new products with lower gross profit during the earlier part of the period.

SELLING AND DISTRIBUTION - Selling and distribution costs increased $4,188,047 (359%) during the nine months ended December 31, 2004, as compared to the year earlier period. Operating media cost and labor costs represented 67.3% and 17.5% of selling and distribution cost during the nine months ended December 31, 2004 and operating media cost represented 78.2% of selling and distribution costs during the nine months ended December 31, 2003. The significant increases in operating media cost and labor costs are primarily a result of the change from 12 hours of weekly programming to over 80 hours of weekly programming.

GENERAL AND ADMINISTRATIVE EXPENSE (G&A) - G&A increased $324,514 (55%) during the nine months ended December 31, 2004, as compared to the year earlier period. Labor cost, including management fees, represent $503,137 and $424,494 of the total G&A costs during the nine months ended December 31, 2004 and 2003, respectively. The overall increase is consistent with the sales increase.

DISCONTINUED OPERATIONS - Discontinued operations include the net earnings from operating 15 jewelry stores for the two week period the stores were included in the USN Corp consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

The Company has increased sales volumes substantially during the last two quarters. Accordingly, during the three months ended March 31, 2005, the Company implemented additional procedures to improve documentation and control of accounting for inventory receipts, inventory storage and security, inventory shipments and customer returns.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ended December 31, 2004, the Company issued 9,617,320 shares of its common stock. 8,607,320 shares were issued pursuant to the plan of reorganization which became effective December 13, 2004; 400,000 shares were issued for a prepaid consulting contract; and 610,000 shares were issued in exchange for two notes receivable.

All securities issued in accordance with the Plan to administrative claimants, to existing shareholders and to the convertible note holders of USN will not be registered under the Securities Act of 1933, as amended, or under any state or local securities laws and will be issued under an exemption from registration provided by section 1145 of the Bankruptcy Code. The shares which were not a part of the Plan, were sold pursuant to an exemption from registration under
Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

Although the Company does not currently employ a Chief Financial Officer, Terry Washburn, Chief Executive Officer, is also the principal accounting officer.

ITEM 6. EXHIBITS


31     Certifications pursuant to 18 U.S.C. Section 1350,
       Section 302 of the Sarbanes-Oxley Act of 2002                     Page 22

32     Certifications pursuant to 18 U.S.C. Section 1350,
       Section 906 of the Sarbanes-Oxley Act of 2002                     Page 23


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 USN CORPORATION

Date: July 28, 2005                      By: /s/ Terry Washburn
                                             -----------------------------------
                                             Terry Washburn, Chief
                                             Executive Officer and
                                             Principal Accounting Officer