Form 10KSB
period 2005-03-31
USN CORP
filed 2005-08-11
CIK 879206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

                        Commission file number: 000-21119

                                 USN CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

             Colorado                                       84-1186026
             --------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification number)

               5215 North O'Connor, Suite 200, Irving, Texas 76039
               ---------------------------------------------------
                (Address of principal executive offices)Zip Code)

       Registrant's telephone number, including area code: (972) 868-9102

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended March 31, 2005 were $13,119,620.

As of May 31, 2005, the aggregate market value of the common stock of the Issuer based upon the closing bid price of the common stock as quoted on the Pink Sheets held by non-affiliates of the Issuer was $8,633,000. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 9, 2005, there were 9,973,193 shares of common stock of the Issuer outstanding.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X].

                                 USN CORPORATION

                                      INDEX

                                                                        Page No.
PART I
Item 1.      Description of Business                                        3
Item 2.      Description of Property                                        7
Item 3.      Legal Proceedings                                              8
Item 4.      Submission of Matters to a Vote of Security Holders            8

PART II
Item 5.      Market for Common Equity and Related Stockholder Matters       8
Item 6.      Management's Discussion and Analysis or Plan of Operation     10
Item 7.      Financial Statements                                          15
Item 8.      Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure                         34
Item 8A.     Controls and Procedures                                       34
Item 8B.     Other Information                                             35

PART III
Item 9.      Directors and Executive Officers of the Registrant            36
Item 10.     Executive Compensation                                        38
Item 11.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                  40
Item 12.     Certain Relationships and Related Transactions                42
Item 13.     Exhibits                                                      42
Item 14.     Principal Accountant Fees and Services                        42



                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis or Plan of Operation," and other factors, some of which will be outside our control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

ITEM 1.  DESCRIPTION OF BUSINESS

a)   BUSINESS DEVELOPMENT

                                     GENERAL

USN Corporation ("USN Corp") was incorporated in Colorado in 1988. It's wholly owned subsidiary, USN Television Group, Inc. ("USN") was incorporated in Delaware in April 2003. The consolidated financial statements include the accounts of USN Corp and USN (collectively the "Company").

                             PLAN OF REORGANIZATION

On October 10, 2003, USN Corp (formerly Premier Concepts, Inc.) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") (Case No. LA 03-36445-EC). USN Corp continued to manage its properties and operated its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

On December 13, 2004 (defined as one day after the entry of the confirmation order) (the "Effective Date") of the plan of reorganization ("Plan") for USN Corp (the "Reorganized Debtor") was approved by the Bankruptcy Court. The common stock and preferred stock of the Company was cancelled and certain shares of common stock ("New Securities") of the Company were issued, all as discussed below.

The elements of the Plan are as follows:

1. The change of the Reorganized Debtor's name, Premier Concepts, Inc., to USN Corporation;
2.   The acquisition of USN;
3.   The classification and treatment of creditors and interest holders;
4. The issuance of New Securities of Reorganized Debtor to certain administrative claimants, USN shareholders and the Plan Trust; and
5.   The liquidation of the New Securities to fund Plan payments.

                    ACQUISITION OF USN TELEVISION GROUP, INC.

All outstanding shares of USN were acquired by us from the USN owners in exchange for New Securities with registration rights, whereby, we have agreed to file a registration statement with the SEC. The New Securities were exempt under the Bankruptcy Code and as a private placement the shares were issued in exchange for the obligation owed by USN Corp to USN's shareholders for the acquisition of their stock immediately prior to Plan confirmation. A total of 5,539,655 shares of New Securities were issued to the USN owners as follows: M. Reinstein - 2,425,000 shares, B. Kelly - 2,425,000 shares, P. Wasserman - 275,862 shares and Philip Roy Fund - 413,793 shares.

For accounting purposes the transaction has been treated as the issuance of stock by USN for the net monetary assets of USN Corp, accompanied by a recapitalization of USN. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical operations prior to December 13, 2004, are those of USN.

                                   FISCAL YEAR

Prior to the acquisition of USN by USN Corp, USN Corp's fiscal year was a 52/53-week period ending on the last Sunday in January. With the acquisition of USN, we adopted the March 31 year-end of USN. As used herein, Fiscal 2005 refers to the year ended March 31, 2005 and Fiscal 2004 refers to the period from inception (April 25, 2003) through March 31, 2004.

                             DISCONTINUED OPERATIONS

USN Corp, operating under the names "Impostors," "Elegant Pretenders," and "Joli-Joli," specialized in the marketing and retailing of high-end reproduction jewelry ("faux jewelry"), 14-karat gold jewelry with cubic zirconia and other synthetic stones and sterling silver jewelry with semi-precious and synthetic stones. Our national chain of 14 retail locations sold jewelry that emulates classic fine jewelry as well as pieces designed by famous designers.

The stores were located in shopping malls and tourist locations in California, Arizona, Colorado, Florida, Maryland, Nevada, and in the Washington, D.C. area. Since January 1997, when we were operating thirty-two stores, we have opened sixteen additional retail locations and, during the same period, thirty-four retail stores were closed due to lease expirations and unprofitable operations, bringing the total number of stores currently operating to fourteen.

In December 2004, immediately after the acquisition of USN, management of the Company approved a plan to dispose of the retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN. Accordingly, the net results of operations of the retail jewelry stores are included in discontinued operations for all periods presented. On January 6, 2005, the Board of Directors of the Company unanimously ratified management's plan.


b)   BUSINESS OF ISSUER

The continuing operations of the Company consist of the operations of USN, a retailer of consumer products through interactive electronic media using broadcast, cable and satellite television and the Internet.

Our television commerce model targets consumers looking to purchase high-end merchandise at discounted prices. We present high-end consumer products at attractive prices that can leverage the visual appeal of television, including jewelry, watches, coins and other collectible products.

Our revenues are primarily generated from sales of merchandise offered through television home shopping programming. Our programs feature on-air television personalities in a friendly and informal sales environment. We utilize live television to create an interactive and entertaining atmosphere to effectively describe and demonstrate our merchandise. We believe our customers make purchases based primarily on convenience, value and quality of merchandise.

Our programming is segmented into product categories and each program uses a show-host approach, with the host conveying information about the products and demonstrating their use. The viewers can purchase any product we offer, subject to availability. We seek to differentiate ourselves from other televised shopping networks by utilizing an exciting and entertaining style of presentation and by offering unique and innovative products.

The first year of operations were based on 12 hours of programming each week. In May 2004, we significantly expanded our programming to include over 80 hours per week of live broadcasting. Programming is now run 7 days per week for 11 hours each day from 6:00 p.m. to 5:00 a.m. Pacific Time (with an additional 8 hours of daytime programming on the weekends). We currently broadcast in over 27 million homes nationwide which include over 14 million DirecTV subscribers, 4.9 million cable subscribers and 8.4 million Dish Network/Echostar subscribers. In May 2005, we increased our programming to 15 hours each day from 3:00 p.m. to 6:00 a.m. Pacific Time (with an additional 3 hours of programming on Saturday).

We believe we have built the necessary infrastructure to enable us to exponentially expand our market without a substantial increase in infrastructure costs. We have leased a proprietary technology platform from a related party that provides real time order management, inventory control, customer service, fulfillment, vendor management, and e-commerce functionality. The system is highly scalable and efficient, and it enables us to increase our operations with minimal additional costs or personnel. We have also built a state of the art broadcast production center which will decrease our production costs and should enhance our production quality.

                                    PRODUCTS

We sell a variety of consumer products and accessories including jewelry, watches, coins and other collectible products. The products are obtained from manufacturers and wholesalers, from whom we are often able to make purchases on favorable terms based on the volume of the transactions.

We have satisfied a substantial portion of our inventory supply needs through consignment or right-of return arrangements with vendors. The consigned inventory is owned by the vendors. Accordingly, the cost is not included in our inventory, nor is the obligation to the vendor included in accounts payable, until the related inventory is sold.

                                  DISTRIBUTION

We ship merchandise to our customers from our distribution center in Los Angeles, California, primarily using the services of FedEx.

In general, we rely on our suppliers to promptly ship us product ordered by our customers. Our suppliers, in turn, rely on third-party carriers to ship product to us.

                               MEDIA DISTRIBUTION

Our business is highly dependent on our affiliation with cable, broadcast and satellite carriers for the transmission of our programming. We have entered into media distribution agreements with cable, broadcast and satellite television providers to carry our programming on their platforms.

A number of our television distribution agreements may be terminated by either party upon 30 days or less notice. Our television home shopping business could be materially adversely affected in the event that any of our media distribution agreements are terminated or not renewed on acceptable terms.

                                   COMPETITION

As a general merchandise retailer, we compete for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and competitive. We also compete with retailers who sell and market their products through the highly competitive Internet. In addition, as the use of the Internet increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. Any of these trends would increase our competition. We also compete with a wide variety of department, discount and specialty stores, which have greater financial, distribution and marketing resources than we do. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. Our television home shopping programming also competes directly with HSN, QVC, SHOPNBC, Shop at Home ("SATH") and Jewelry Television ("ACN") in virtually all of our markets. We are at a competitive disadvantage in attracting viewers due to the fact that our programming is not carried full-time in all of its markets, and we may have less desirable cable channels in many markets. QVC, HSN and SHOPNBC are well-established and reach a significantly larger percentage of United States television households than our broadcast, while offering home shopping programming similar to ours. The television home shopping industry is also experiencing vertical integration. QVC, HSN and SATH are all affiliated with cable operators or cable networks serving significant numbers of subscribers nationwide. While the Cable Television Consumer Protection and Competition Act of 1992 includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis. In 2004, SATH and Scripps announced the completion of a transaction that resulted in Scripps obtaining a 100% ownership interest in the SATH television-retailing network. Scripps is a media company with interests in newspaper publishing, broadcast television, national cable television networks and interactive media. QVC is owned by Liberty Media Corp. HSN is a wholly owned subsidiary of InterActiveCorp. Liberty Media, Scripps and InterActiveCorp are larger; more diversified and have greater financial, marketing and distribution resources than we do. SHOPNBC is partially owned by General Electric and utilizes the distribution resources of its NBC-Universal subsidiary.

                      SOURCES AND AVAILABILITY OF PRODUCTS

We obtain products from domestic and foreign manufacturers and suppliers and are often able to make purchases on favorable terms based on the volume of transactions. Many of our purchasing arrangements with our vendors include inventory terms that allow for return privileges of a portion of the order or stock balancing. We have not historically entered into long term supply arrangements that would require vendors to provide products on an ongoing basis.

We have satisfied a substantial portion of our inventory supply needs through consignment or right-of-return arrangements with vendors. We expect to reduce our reliance on consigned inventory in the future, which should allow us to obtain better pricing.

                                    CUSTOMERS

The customer base includes a large number of repeat customers, none of whom are individually significant to our operations.


             EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may substantially harm our business and results of operations.

                                    EMPLOYEES

As of March 31, 2005, we had 74 employees of which 69 are full-time and 5 are part-time engaged in the continuing operations of the Company. None of our employees are represented by unions or covered by collective bargaining agreements.


ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our corporate offices at 5215 North O'Connor, Suite 200, Irving, Texas 76039. The offices are currently provided at no charge by one of our directors.

The operations of USN are located in leased space at 2121 Avenue of the Stars, Suite 2910, Los Angeles, California 90067. The facility includes our broadcast facility, warehouse and distribution facility and operating offices. Two sub-leases cover approximately 9,400 square feet at a combined $18,000 per month and expire June 30, 2006.

ITEM 3.  LEGAL PROCEEDINGS

USN Corp will remain subject to the jurisdiction of the Bankruptcy Court until it makes its final payment to unsecured creditors, which is scheduled for January 2006.

USN Corp has been a party to a number of disputes arising from the bankruptcy, principally with former landlords. We feel that we have provided an adequate accrual for any potential loss that we might incur.

USN had a dispute with a vendor which was settled in May 2005. Pursuant to the agreement, USN will pay $56,570 (a discount of $5,000 from the claimed amount owed) at the rate of $7,500 per week for seven weeks and a final balance of $4,070 in the eighth week. The final payment was made on July 12, 2005.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

From April 23, 1997, until November 8, 2002, our common stock traded on The Nasdaq Stock Market under the symbol "FAUX." On November 8, 2002, we advised the NASDAQ stock exchange we were moving our stock from the NASDAQ to the OTC:
Bulletin Board ("OTCBB") since we were unable to meet the NASDAQ minimum equity requirement.

On October 10, 2003, USN Corp, as the former Premier Concepts, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. USN Corp continued to manage its properties and operated its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

On December 13, 2004, the plan of reorganization for USN Corp was approved by the Bankruptcy Court. Our common stock and preferred stock was cancelled, and certain shares of our new common stock were issued.

Since December 31, 2004, our common stock has been quoted on the Pink Sheets under the symbol "USNR.PK". We intend to apply to the NASD to resume trading on the OTCBB upon completion of filing necessary periodic reports.

The following is the range of high and low closing prices of our common stock, for the period indicated below, based upon information obtained from Pink Sheets, LLC.


Quarter Ended                      High        Low

March 31, 2005                     $2.65      $1.50
December 31, 2004                  $2.40      $1.90

                                     HOLDERS

As of June 9, 2005, there were 258 holders of record of our common stock, an undetermined number of which represent more than one individual participant in securities positions with us.

                                    DIVIDENDS

We have never paid cash dividends on our common stock and we intend to utilize current and future resources to implement our business plan. Therefore, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Options which were outstanding when we filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the plan of reorganization. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the plan of reorganization.

                     RECENT SALES OF UNREGISTERED SECURITIES

As a result of implementing the plan of reorganization, we have issued our common stock as follows: 4,850,000 shares to the founders of USN; 2,062,320 shares for convertible debt of USN; 353,875 shares to our existing shareholders; 500,000 shares for an administrative loan; 550,000 shares for managements fees earned during bankruptcy; and 295,000 shares for director compensation. These shares will not be registered under the Securities Act of 1933, as amended, or under any state or local securities laws and will be issued under an exemption from registration provided by Section 1145 of the Bankruptcy Code.

We issued 400,000 shares of our common stock in exchange for a consulting contract for the year ended December 15, 2005. These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

We issued 610,000 shares of our common stock in exchange for two notes receivable. These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

We issued 351,998 shares of our common stock in exchange for liabilities of $319,891. These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

                         LIQUIDITY AND CAPITAL RESOURCES

With the sale of our retail jewelry store operations, discussed below, our current operations consist of the retail sales of consumer products, principally jewelry, watches, coins and other collectibles, through interactive electronic media, using broadcast, cable and satellite television. We also began offering Internet sales access in May 2005 at shopusn.com.

GOING CONCERN

At March 31, 2005, we had a working capital deficit of $5,127,581. We had a net loss of $5,804,666 for the year ended March 31, 2005 and a net loss of $694,383 during our first year of operations from April 25, 2003 through March 31, 2004. We do not have sufficient cash flows to meet our obligations currently due within the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern.

If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unable to raise additional funds through private placement sales of our common stock, or (iii) unable to borrow additional funds, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and our stockholders. If we are not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

In June 2005, we completed an acquisition, reduced our accounts payable and also disposed of our unprofitable retail jewelry store operation, as discussed below.

SUBSEQUENT EVENTS

On June 17, 2005, and as amended on August 2, 2005, LGS Holdings, Inc. ("LGS") acquired Spotlight, LLC ("Spotlight") from two of our principal shareholders. Spotlight is a major creditor of the Company who we owed approximately $3,990,000 when they were acquired by LGS ($2,153,000 at March 31, 2005, including consigned inventory). In addition, on June 17, 2005, we entered into an asset purchase agreement with LGS which provides that LGS will acquire all of our retail jewelry outlets. LGS agreed to reduce the amount we owed Spotlight by $2,600,000 and to assume the liabilities associated with our retail jewelry outlets in exchange for 1,368,422 shares of our common stock. Additional shares could be issued depending upon the final liabilities assumed.

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

                                   OPERATIONS

SALES AND COST OF SALES

During the year ended March 31, 2005, our sales increased by $8,285,105 (171%) to $13,119,620 from $4,834,515 in the year earlier period. During the same periods, our cost of sales increased by $5,185,687 (163%) to $8,361,124 from $3,175,437. During fiscal 2005, the gross profit percentage was 36.3% as compared to 34.3% in the year earlier period.

During the year ended March 31, 2004, our operations were based on 12 hours of programming per week. In May 2004, we significantly expanded our programming reach to include over 80 hours of live broadcasting each week. The expanded program schedule is the primary reason for the sales and cost of sales increases.

SELLING AND DISTRIBUTION
During the year ended March 31, 2005, selling and distribution costs increased $6,797,385 (414%). The increase consists primarily of an increase in media costs of $4,483,232, an increase in labor cost of $1,266,580, an increase in merchant fees and discounts of $529,101 and an increase in postage and delivery of $332,704. The increases are consistent with the increase in programming from 12 hours per week to over 80 hours per week commencing in May 2004.

GENERAL AND ADMINISTRATIVE
General and administrative costs increased $990,147 (139%) during the year ended March 31, 2005, as compared to the prior year period. The more significant components of the increase include: a payroll increase of $306,311, an increase of $181,502 in management fees to two of our major shareholders, an accounting service increase of $118,825, an increase in rent of $61,782, an increase in travel costs of $48,445, an increase in computer costs of $42,873, an increase in telephone and internet costs of $39,680, an increase in bank fees of $42,320, an increase in depreciation of $31,271, an increase in public relations costs of $25,809 and an increase in insurance expense of $25,113. The increases are in-line with the increases in programming time from 12 hours per week to over 80 hours per week commencing in May 2004.

DISCONTINUED OPERATIONS
Discontinued operations include the operating loss incurred by the retail jewelry store operation since its acquisition on December 12, 2004. On June 17, 2005, we completed the sale of the stores, as discussed above.

                            NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Non-monetary Assets," (SFAS 153) an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" (APB 29). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believed that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153 and do not believe it will be significant to our overall results of operations or financial position.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS No. 123(R)). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The statement will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We have not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," (SFAS 151) an amendment to ARB 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that "under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges." SFAS 151 requires that these items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal." SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a significant impact on our financial statements.

                          CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" (FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and cash flows during the reporting periods. On an on-going basis, management evaluates its estimates and assumptions, including those related to inventory and product returns. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

     o Inventory - We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of FIFO cost or realizable value, and reduce its balance by an allowance for excess and obsolete merchandise. As of March 31, 2005 and 2004, we had inventory balances, excluding merchandise consigned to us, of $1,544,169 and none, respectively. We did not commence stocking inventory until May 2004. The following procedures are in the process of being implemented. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. This provision is mitigated by our ability to return certain merchandise to our vendors. In determining these percentages, we look at our historical write-off experience, the specific merchandise categories on hand, our historical recovery percentages on liquidations, forecasts of future product television shows, and the current market value of gold. If actual recoveries or future demand or market conditions differ from our estimates and assumptions, additional inventory write-downs may be required in future periods. Our review at March 31, 2005, indicated that a reserve for excess or obsolete inventory was not required.

     o Product returns - We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period sales. Our return rates on our television sales have averaged 32% to 34% over the past two fiscal years. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if our assumptions and estimates were significantly different from actual product return experiences. The reserve for product returns at March 31, 2005, was $186,534. Based on our fiscal 2005 sales returns, a one percent increase or decrease in our television sales returns rate would have had an impact of approximately $68,400 on consolidated gross profit.

     o Stock-based compensation - We account for stock-based compensation issued to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In cases where exercise prices are less than the fair value of the underlying stock as of the date of grant, compensation expense is recognized over the vesting period. For stock-based compensation issued to non-employees, we account for the grants in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). No options were granted to employees during fiscal 2005 or 2004. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123, SFAS 123(R). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. The statement will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We have not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS 123(R) on our consolidated financial statements.

                         OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of USN Corporation and Subsidiary together with the reports thereon of Creason & Associates, P.L.L.C. dated July 28, 2005, except as to the first paragraph of note 16, as to which the date is August 2, 2005, for the year ended March 31, 2005, and Frankel, Lodgen, Lacher, Golditch, Sardi & Howard LLP dated June 22, 2005, for the period from inception (April 25,
2003) through March 31, 2004, is set forth as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Registered Public Accounting Firm:
  Creason & Associates, P.L.L.C.                                           16
Independent Auditor's Report:
  Frankel, Lodgen, Lacher, Golditch, Sardi & Howard LLP                    17
Consolidated Balance Sheet                                                 18
Consolidated Statements of Operations                                      19
Consolidated Statements of Stockholders' Deficit                           20
Consolidated Statements of Cash Flows                                     21-22
Notes to Consolidated Financial Statements                                23-33

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, OK 74136-6333
                      Phone: 918-481-5355 Fax: 918-481-5771

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
USN Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheet of USN Corporation and Subsidiary (the Company) as of March 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USN Corporation and Subsidiary at March 31, 2005, and the results of their operations and their cash flows for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that USN Corporation and Subsidiary will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, current liabilities of USN Corporation and Subsidiary exceed current assets by approximately $5,128,000; the Company had a net loss of approximately $5,805,000; and the Company does not have sufficient cash flows to meets its obligations currently due within the next 12 months. These conditions raise substantial doubt about the ability of USN Corporation and Subsidiary to continue as a going concern. Management's plans regarding these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                                      /s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma
July 28, 2005, except as to the first
paragraph of note 16, as to which the
date is August 2, 2005

              Frankel, Lodgen, Lacher, Golditch, Sardi & Howard LLP
                               Encino, California

                          Independent Auditor's Report

Board of Directors and Shareholder of
USN Television Group, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of USN Television Group, Inc. as of March 31, 2004 and the related statements of operations and accumulated deficit, and cash flows for the period from April 25, 2003 through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USN Television Group, Inc. at March 31, 2004 and the results of its operations and its cash flows for the period from April 25, 2003 (inception) through March 31, 2004, in conformity with generally accepted accounting principles in the United States of America.


/s/ FRANKEL, LODGEN, LACHER, GOLDITCH, SARDI & HOWARD LLP

June 22, 2005
Encino, California

USN CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     11,941
  Restricted cash                                                       432,988
  Accounts receivable                                                    70,921
  Inventory                                                           1,544,169
  Prepaid expenses and other assets                                     192,495
                                                                   ------------
     Total current assets                                             2,252,514
Property and equipment, net                                             187,425
Net non-current assets of discontinued operations                       300,185
Deposits                                                                 27,700
                                                                   ------------
     Total assets                                                  $  2,767,824
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Note payable to related party                                    $     54,000
  Note payable                                                          500,000
  Accounts payable                                                    1,057,918
  Accrued expenses and other liabilities                              2,599,816
  Due to affiliate                                                    1,705,024
  Net current liabilities of discontinued operations                  1,463,337
                                                                   ------------
     Total current liabilities                                        7,380,095
Long-term debt                                                          250,000
                                                                   ------------
          Total liabilities                                           7,630,095
                                                                   ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock: $.0001 par value; authorized 5,050,000
    shares; no shares issued and outstanding                                  -
  Common stock: $.0001 par value; authorized 195,000,000
    shares; 9,973,193 shares issued and outstanding                         997
  Additional paid-in capital                                          1,794,381
  Stock subscriptions receivable                                       (158,600)
  Accumulated deficit                                                (6,499,049)
                                                                   ------------
     Total stockholders' deficit                                     (4,862,271)
                                                                   ------------
          Total liabilities and stockholders' deficit              $  2,767,824
                                                                   ============

See accompanying notes to consolidated financial statements.

USN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 2005 AND FROM INCEPTION (APRIL 25, 2003)
  THROUGH MARCH 31, 2004


                                                     2005            2004
                                                 ------------    ------------

PRODUCT SALES                                    $ 13,119,620    $  4,834,515
COST OF SALES                                       8,361,124       3,175,437
                                                 ------------    ------------
     GROSS PROFIT                                   4,758,496       1,659,078
                                                 ------------    ------------
COSTS AND EXPENSES:
  Selling and distribution                          8,438,103       1,640,718
  General and administrative                        1,702,890         712,743
  Interest expense                                     14,124               -
                                                 ------------    ------------
     Total costs and expenses                      10,155,117       2,353,461
                                                 ------------    ------------
        Loss from continuing operations            (5,396,621)       (694,383)
                                                 ------------    ------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations                  (408,045)              -
                                                 ------------    ------------
     LOSS FROM DISCONTINUED OPERATIONS               (408,045)              -
                                                 ------------    ------------
          NET LOSS                               $ (5,804,666)   $   (694,383)
                                                 ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED
  Continuing operations                          $      (0.83)   $      (0.14)
  Discontinued operations                               (0.06)              -
                                                 ------------    ------------
     NET LOSS PER SHARE, BASIC AND DILUTED       $      (0.89)   $      (0.14)
                                                 ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                 6,502,593       4,850,000
                                                 ============    ============


See accompanying notes to consolidated financial statements.

USN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEAR ENDED MARCH 31, 2005 AND FROM INCEPTION (APRIL 25, 2003)
  THROUGH MARCH 31, 2004


                                                        Common Stock         Additional     Stock
                                                  ------------------------    Paid-in    Subscriptions  Accumulated
                                                     Shares     Par Value     Capital     Receivable      Deficit        Total
                                                  -----------  -----------  -----------   -----------   -----------   -----------
Inception, April 25 2003                            4,850,000  $       485  $     9,515   $         -   $         -   $    10,000
Net loss                                                    -            -            -             -      (694,383)     (694,383)
                                                  -----------  -----------  -----------   -----------   -----------   -----------
Balance at March 31, 2004                           4,850,000          485        9,515             -      (694,383)     (684,383)
                                                  -----------  -----------  -----------   -----------   -----------   -----------
Conversion of notes payable to common stock         2,062,320          206    3,045,779             -             -     3,045,985
Acquisition of USN Corporation                        353,875           35   (2,652,883)            -             -    (2,652,848)
Sale of common stock for notes receivable             610,000           61      158,539      (158,600)            -             -
Conversion of administrative loan to common stock     500,000           50      249,950             -             -       250,000
Conversion of accounts payable to related party
  to common stock                                     550,000           55      549,945             -             -       550,000
Common stock issued:
  To directors for services                           295,000           30       73,720             -             -        73,750
  For accounts payable                                351,998           35      319,856             -             -       319,891
  For consulting contract                             400,000           40       39,960             -             -        40,000
Net loss                                                    -            -            -             -    (5,804,666)   (5,804,666)
                                                  -----------  -----------  -----------   -----------   -----------   -----------
Balance at March 31, 2005                           9,973,193  $       997  $ 1,794,381   $  (158,600)  $(6,499,049)  $(4,862,271)
                                                  ===========  ===========  ===========   ===========   ===========   ===========


See accompanying notes to consolidated financial statements.


                                                                20

USN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2005 AND FROM INCEPTION (APRIL 25, 2003)
  THROUGH MARCH 31, 2004


                                                                                  2005           2004
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(5,804,666)   $  (694,383)
     Loss from discontinued operations                                           (408,045)             -
                                                                              -----------    -----------
          Loss from continuing operations                                      (5,396,621)      (694,383)
  Adjustment to reconcile net loss to net cash used
     in operating activities:
     Depreciation                                                                  31,271              -
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Restricted cash                                                           (432,988)             -
       Accounts receivable                                                        (49,749)       (21,172)
       Inventory                                                               (1,544,169)             -
       Prepaid expenses and other assets                                         (148,187)       (23,675)
       Accounts payable                                                         1,040,610         96,206
       Accrued expenses and other liabilities                                   2,026,107        525,305
                                                                              -----------    -----------
          Net cash used in continuing operations                               (4,473,726)      (117,719)
                                                                              -----------    -----------
          Net cash used in discontinued operations                               (181,423)             -
                                                                              -----------    -----------
             Net cash used in operations                                       (4,655,149)      (117,719)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                          (218,696)             -
                                                                              -----------    -----------
     Net cash used in continuing operations                                      (218,696)             -
                                                                              -----------    -----------
     Net cash used in discontinued operations                                      (1,536)             -
                                                                              -----------    -----------
            Net cash used in investing activities                                (220,232)             -
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable converted to common stock                         3,045,985              -
  Proceeds from sale of common stock                                                    -         10,000
  Cash received in excess of cash paid in acquistion of USN Corporation           607,288              -
  Loan proceeds                                                                   554,000        155,000
  Repayment of notes payable                                                      (66,000)       (80,000)
  Advances from related parties                                                 1,608,980         77,338
  Loan made                                                                       (20,000)             -
                                                                              -----------    -----------
          Net cash provided by continuing operations                            5,730,253        162,338
                                                                              -----------    -----------
          Net cash used in discontinued operations                               (887,550)             -
                                                                              -----------    -----------
             Net cash provided by financing activities                          4,842,703        162,338
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (32,678)        44,619
CASH AND CASH EQUIVALENTS, beginning of period                                     44,619              -
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                      $    11,941    $    44,619
                                                                              ===========    ===========


See accompanying notes to consolidated financial statements.


                                                   21

USN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEAR ENDED MARCH 31, 2005 AND FROM INCEPTION (APRIL 25, 2003)
  THROUGH MARCH 31, 2004


                                                         2005          2004
                                                     -----------   -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
  Interest                                           $    14,124   $         -
  Income taxes                                                 -             -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for:
  Convertible notes payable                          $ 3,045,985   $         -
  Note receivable                                        158,600             -
  Administrative loan                                    250,000             -
  Management fees during bankruptcy                      550,000             -
  Consulting contract                                     40,000             -
  Accounts payable                                       319,891             -
  To directors for services                               73,750             -



See accompanying notes to consolidated financial statements.

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

     On October 10, 2003, Premier Concepts, Inc. (the "Company") ("Debtor") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") (Case No. LA 03-36445-EC). The Debtor continued to manage its properties and operate its businesses as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until December 12, 2004, when its plan of reorganization ("Plan") was approved by the Bankruptcy Court. The common stock and preferred stock of the Company was cancelled and certain shares of common stock ("New Securities") of the Company were issued, all as discussed below. The principal elements of the Plan are as follows:

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

     All outstanding shares of USN, a Delaware corporation organized on April 25, 2003, were acquired by the Debtor from the USN owners in exchange for 5,539,655 shares of New Securities with registration rights, whereby, the Company has agreed to file a registration statement with the SEC. The New Securities were exempt under the Bankruptcy Code and as a private placement the shares were issued in exchange for the obligation owed by USN Corp to USN's shareholders for the acquisition of their stock immediately prior to Plan confirmation.

     For accounting purposes the transaction has been treated as the issuance of stock by USN for the net monetary assets of USN Corp, accompanied by a recapitalization of USN. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical operations prior to December 13, 2004, are those of USN.

     DISCONTINUED OPERATIONS
     In December 2004, immediately after the acquisition of USN, management of USN Corp approved a plan to dispose of its retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN. Accordingly, the net results of operations of the retail jewelry stores are included in discontinued operations for all periods presented. On January 6, 2005, the Board of Directors of the Company unanimously ratified management's plan. As of March 31, 2005, USN Corp operated 14 retail jewelry stores.

     NATURE OF BUSINESS
     USN is a retailer of consumer products through interactive electronic media using broadcast, cable and satellite television and the Internet. USN focuses on presenting consumer products at attractive prices that can leverage the visual appeal of television, including jewelry, watches, coins and other collectible products. USN's programming is transmitted by satellite to cable television systems, direct broadcast satellite systems and television broadcasting stations across the United States. Revenues are primarily generated from sales of merchandise offered through USN's television home shopping programming.

     USN segments its programming into product categories and each program uses a show-host approach, with the host conveying information about the products and demonstrating their use. The viewers can purchase any product USN offers, subject to availability.

     FISCAL YEAR
     Prior to the acquisition of USN by USN Corp, USN Corp's fiscal year was a 52/53-week period ending on the last Sunday in January. With the acquisition of USN, the Company adopted the March 31 year-end of USN. As used herein, Fiscal 2005 refers to the year ended March 31, 2005 and Fiscal 2004 refers to the period from inception (April 25, 2003) through March 31, 2004.

     CASH EQUIVALENTS
     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2005, cash equivalents consist of money fund investments, money market accounts and business checking accounts.

     INVENTORY
     Inventory consists primarily of jewelry, watches, coins and other collectible products and is carried at the lower of FIFO cost or market. The inventory is marked down for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management records these inventory markdowns periodically based on various assumptions, including customer demand and preferences.

     The Company has satisfied a majority of its inventory supply needs through consignment or right-of-return arrangements with vendors. The consigned inventory is owned by the vendors. Accordingly, the cost is not included in the Company's inventory, nor is the obligation to the vendor included in accounts payable, until the related inventory is sold.

     PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories. Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded as other income or expenses.

     INCOME TAXES
     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
     109). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     REVENUE AND COST RECOGNITION
     The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenue related to merchandise sales is recognized when the product is shipped, reduced by a provision for returns, in accordance with SFAS No 48, "Revenue Recognition When Right of Return Exists." The provision for sales returns is based on the Company's historical return rate. Payments received for unfilled orders are reflected as a component of accrued expenses and other liabilities.

     SHIPPING AND HANDLING COSTS
     Shipping and handling costs billed to customers are recorded as revenue in the accompanying statements of operations in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Cost." The Company classifies shipping and handling costs in the accompanying statements of operations as a component of selling and distribution cost. Shipping and handling costs amounted to $403,071 and $70,367 during fiscal 2005 and fiscal 2004, respectively.

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

     SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted during the periods presented in the consolidated financial statements. Accordingly, no disclosure is required of the fair value method as compared to the intrinsic value method.

     Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation." For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

     NET EARNINGS (LOSS) PER SHARE
     The Company has adopted SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Any potential dilutive securities are antidilutive for all periods presented. Accordingly, basic and diluted EPS are the same for each period.

     USE OF ESTIMATES
     The process of preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

     FAIR VALUE DETERMINATION
     Financial instruments consist of cash, cash investments, accounts receivable, accounts payable, accrued liabilities, notes payable and long-term debt. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

     RECLASSIFICATION
     Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year's presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS No. 123(R)). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The statement will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R).

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," (SFAS
     151) an amendment to ARB 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that "under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges." SFAS 151 requires that these items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal." SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a significant impact on its financial statements.

2.   DISCONTINUED OPERATIONS

     In December 2004, immediately after the acquisition of USN, management of USN Corp approved a plan to dispose of its retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN. Accordingly, the net results of operations of the retail jewelry stores are included in discontinued operations for all periods presented. On January 6, 2005, the Board of Directors of the Company unanimously ratified management's plan.

     As a result of the approval of the plan of reorganization effective December 13, 2004 and the acquisition of USN, the retail jewelry store operations are included in consolidated operations only for the period since December 13, 2004. Revenues during this period were $1,137,974 and net loss was $408,045.

     Net current liabilities of discontinued operations in the net amount of $1,463,337 includes accounts payable of $1,052,660, accrued expenses of $711,697, notes payable of $354,472, inventory of $603,845, accounts receivable of $31,559, prepaid expenses of $6,709 and cash of $13,379. Net non-current assets of discontinued operations in the net amount of $300,185 includes net property and equipment of $387,752, deposits of $27,290, long-term debt of $45,452 and deferred rent of $69,405.


3.   RESTRICTED CASH

     As a part of the agreements with credit card companies, the Company maintains a deposit with the credit card companies, which amounted to $432,988 at March 31, 2005. The amount of the deposit is based primarily upon historical returns.


4.   INVENTORIES

     Inventories, which include primarily jewelry, watches, coins and other collectible products, at March 31, 2005, consist of:

          Finished products                     $   2,171,353
          Raw materials                               398,147
                                                -------------
                                                    2,569,500
          Less consigned inventories               (1,025,331)
                                                -------------
            Net inventories                     $   1,544,169
                                                =============

5.   PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2005, consists of the following:

            Computer and broadcast equipment           $   203,414
            Furniture and fixtures                          15,282
                                                       -----------
                                                           218,696
            Accumulated depreciation                        31,271
                                                       -----------
            Property and equipment, net                $   187,425
                                                       ===========


6.   NOTE PAYABLE DUE RELATED PARTY

     Note payable due to a related party consists of a note with a balance of $54,000 payable to a stockholder, which is due on demand with interest at an average of 9%. The note was paid in full in July 2005.


7.   NOTE PAYABLE AND LONG-TERM DEBT

     Note payable and long-term debt consists of the following at March 31, 2005:

          Note payable to an individual with 6% interest
          payable monthly; due December 31, 2006;
          convertible into common stock at $.50 per share;
          interest payments since January 2005 are past due       $  250,000

          Note payable to a company with interest payable
          monthly at 8% commencing April 1, 2005; due
          September 21, 2005; collateralized by USN's
          accounts receivable and inventory; convertible
          into common stock at $2.00 per share; interest
          payments since April 1, 2005, are past due                 500,000
                                                                  ----------
                                                                     750,000
     Less long-term debt                                             250,000
                                                                  ----------
       Note payable                                               $  500,000
                                                                  ==========

8.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities at March 31, 2005, consist of the following:

           Customer refunds                             $  1,555,094
           Deferred revenue                                  550,152
           Reserve for customer returns                      186,534
           Accrued payroll                                   106,188
           Sales taxes payable                                44,904
           Other                                             156,944
                                                        ------------

           Total                                        $  2,599,816
                                                        ============


9.   INCOME TAXES

     We have not recorded a deferred tax benefit for the periods ended March 31, 2005 and 2004, as all net deferred tax assets have a full valuation allowance.

     Actual income tax benefit applicable to the loss before discontinued operations and income taxes is reconciled with the "normally expected" federal income tax as follows:

                                                          2005          2004
                                                          ----          ----

     "Normally expected" income tax benefit          $(1,834,900)  $  (236,100)
     Increase (decrease) in taxes resulting from:
        State income taxes net of federal income
          tax benefit                                   (314,800)      (40,500)
        Nondeductible meals and entertainment              3,200             -
        Valuation allowance                            2,146,500       276,600
                                                     -----------   -----------

           Actual income tax expense                 $         -   $         -
                                                     ===========   ===========

     The net deferred taxes at March 31, 2005, are comprised of the following:

     Net operating loss carryforward                               $ 2,423,100
     Valuation allowance                                            (2,423,100)
                                                                   -----------

     Net deferred tax asset                                        $         -
                                                                   ===========

     The Company has available unused net operating loss carryforwards of $6,082,900 which will expire in various periods from 2023 to 2025, some of which may be limited as to the amount available on an annual basis.

10.  RELATED PARTY TRANSACTIONS

     The Company has a number of transactions with related parties during fiscal 2005 and fiscal 2004, as follows:

                                                 2005              2004
                                                 ----              ----

     Purchase of inventory                  $  5,895,000      $  2,652,000
     Payments for inventory purchases          4,253,000         2,652,000
     Management fees                             588,000           406,000

     As of March 31, 2005, the Company owed two affiliates owned jointly by two major shareholders $1,705,024.

     The Company has entered into a consulting agreement with The Archetype Group, Inc. ("TAG") whereby they will assist us in areas which include strategic business development, public relations, and media distribution, among other services. The Company has also entered into an agreement with Transact Media Corporation ("TMC") to license technology. TMC provides us with its fully integrated web-based technology platform and advanced database system which manages fulfillment, inventory control, sales and service, among other things. TAG and TMC are wholly owned by the Company's two major shareholders. The TAG agreement provides for monthly payments of $30,000 through December 17, 2005, and the TMC agreement calls for monthly payments of $10,000 through December 17, 2005. Both agreements can be extended at the option of the Company.

     Management fees include payments made to two of the major shareholders of the Company and to other companies jointly owned by them.


11.  CAPITAL STOCK

     PREFERRED STOCK
     The Company has 5,050,000 shares of $.0001 par value preferred stock authorized and no shares issued or outstanding at March 31, 2005.

     COMMON STOCK
     The Company has 195,000,000 shares of $.0001 par value common stock authorized and 9,973,193shares issued and outstanding at March 31, 2005.

     STOCK OPTION PLANS
     Options which were outstanding when the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the plan of reorganization. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the plan of reorganization.

     STOCK SUBSCRIPTIONS RECEIVABLE
     Two officers of USN have notes payable to USN Corp in the total amount of $158,600 for the purchase of 610,000 shares of the Company's common stock, which amount is included in stock subscriptions receivable in the accompanying consolidated balance sheet. The notes are due in four annual installments of $39,650 plus interest at 3.56% on January 2. If the officers are still employed on the January 2 anniversary date, USN has agreed to pay the officers a bonus equal to the amount due.

12.  COMMITMENTS AND CONTINGENCIES

     The Company has two office sub-lease agreements which require a combined monthly payment of $18,000 through June 2006. The space includes the broadcast facility, warehouse, distribution center and operating and corporate offices. Future minimum lease payments are: 2006 - $216,000 and 2007 - $54,000.

     USN has a number of media contracts which are contingent upon the Company making the required payment for air time in advance.

     The Company has a consulting agreement with a company owned by two major shareholders which provides for consulting fees in the amount of $30,000 per month through December 17, 2005. In addition, the Company has a lease, license and software support agreement with another company owned by these two shareholders which provides for monthly payments of $10,000 through December 17, 2005.

13.  LEGAL

     USN Corp will remain subject to the jurisdiction of the Bankruptcy Court until it makes its final payment to unsecured creditors, which is scheduled for January 2006.

     USN Corp has been a party to a number of disputes arising from the bankruptcy, principally with former landlords. Management of the Company believes that an adequate accrual for any potential loss that might occur has been provided at March 31, 2005.

     USN had a dispute with a vendor which was settled in May 2005. Pursuant to the agreement, USN will pay $56,570 (a discount of $5,000 from the claimed amount owed) at the rate of $7,500 per week for seven weeks and a final balance of $4,070 in the eighth week. The final payment was made on July 12, 2005.

14.  SEGMENT INFORMATION

     The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. Continuing operations currently includes only one segment, the retail operations of USN.

15.  GOING CONCERN

     At March 31, 2005, the Company had a working capital deficit of $5,127,581. The Company had a net loss of $5,804,666 for the year ended March 31, 2005 and a net loss of $694,383 during its first year of operations from April 25, 2003 through March 31, 2004. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unable to raise additional funds through private placement sales of its common stock, or (iii) unable to borrow additional funds, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

     In June 2005, the Company completed an acquisition, reduced its accounts payable and disposed of its unprofitable retail jewelry store operation. See note 16.


16.  SUBSEQUENT EVENT

     On June 17, 2005, and as amended on August 2, 2005, LGS Holdings, Inc. ("LGS") acquired Spotlight, LLC ("Spotlight") from two of the Company's major shareholders. Spotlight is a major creditor of the Company who the Company owed approximately $3,900,000 when they were acquired by LGS ($2,153,000 at March 31, 2005, including consigned inventory). In addition, on June 17, 2005, the Company entered into an asset purchase agreement with LGS which provides that LGS will acquire all of the Company's retail jewelry outlets. LGS agreed to reduce the amount the Company owed Spotlight by $2,600,000 and to assume the liabilities associated with the retail jewelry outlets in exchange for 1,368,422 shares of the common stock of the Company. Additional shares could be issued depending upon the final liabilities assumed.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On May 24, 2005, the Company dismissed its former principal accountant, HEIN & ASSOCIATES LLP ("Hein") and engaged Creason & Associates, P.L.L.C. ("Creason"), Certified Public Accountants, of Tulsa, Oklahoma, as its principal accountants. The decision to change accountants was made by the Audit Committee and was ratified by the Board of Directors of the Company.

During the fiscal year ended January 26, 2003, and the subsequent interim periods, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement, and Hein has not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

The accountant's report of Hein as of and for the year ended January 26, 2003, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The report contained a "going concern" modification.

During the year ended January 26, 2003, and through May 24, 2005, the Company did not consult with Creason regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.


ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

As a result of the significant increase in sales volume which has occurred during fiscal 2005, during the fourth quarter, the Company implemented additional procedures to improve documentation and control of accounting for inventory receipts, inventory storage and security, inventory shipments and customer returns.

ITEM 8B. OTHER INFORMATION

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section, unless the Company specifically states that the information is to be considered "filed" under the Exchange Act or incorporates it by reference into a filing under the Securities Act or Exchange Act. If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item
2.02 will be deemed furnished, and not filed, unless the registrant specifies, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

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

                                                       Date First
Name                 Age           Position         Elected/Appointed

Terry Washburn       51         CEO, President            2001
                                  and Director
Gary Wolf            56            Director               1999
Paul Johnson         57            Director               2002

Terry Washburn - Mr. Washburn became President, CEO and a Director of the Company on November 12, 2001. Mr. Washburn served eight years as a Board member of a private pension fund during which he served on the investment advisory subcommittee. Mr. Washburn has been a Director of SGD Holdings, Ltd. ("SGD") since May 2000 and became President and Acting CEO of SGD in November 2002. Mr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California. He has extensive background in accounting, marketing, strategic planning and leadership development. Mr. Washburn is also a Director of Idea Sports Entertainment Group, Inc.

Gary Wolf - Mr. Wolf became a Director in 1999 and is currently a principal at Global Management Partners a consulting and advisory service firm for early stage and middle market enterprise organizations in the manufacturing, service, and retail companies. Global Management Partners (GMP) concentrates on driving marketing, financial, and strategic planning activities for these respective companies. Prior to GMP, Mr. Wolf was the National Field Marketing Director of Internap Network Services Corporation. In this role he was responsible for developing a long-term strategy for managing the sales database, coordinating field marketing research, creating co-marketing relationships and alliances, planning and implementing city and product launches, and supervising local advertising and PR. Before joining Internap, Mr. Wolf was Vice President, Planning and Marketing at Frederick Atkins, Inc., an international service, product development, and research corporation. In this role he managed the daily administration of the Marketing and Research Departments. He developed and implemented strategic marketing programs in the Far East, Central America, South America, and Europe. He analyzed and reported industry marketing and economic trends in a weekly newsletter, and supervised all regulatory and construction audits. Prior to this position, he was Vice President and Corporate Controller at Frederick Atkins. Mr. Wolf is an Adjunct Professor at Fashion Institute or Technology, St. John's University, and Parsons School of Design. He is currently on the Board of Directors of FDMC a non-profit apparel supported association. He has an undergraduate degree from the University of Georgia and an MBA degree from Georgia State University.

Paul Johnson - Mr. Johnson became a Director in 2002 at which time he was President and Chief Executive Officer of LifeStyle Innovations, Inc. Mr. Johnson was CEO of Multimedia Learning, Inc. from 1991-1998 and in September 2000 founded MLI Solutions which owned the Dallas franchise for LifeStyle Technologies. Mr. Johnson specializes in designing and directing the implementation of new and innovative business strategies and recruiting talent to develop and grow businesses. Mr. Johnson is a graduate of City College of New York and is a veteran of the Viet Nam War. He currently serves as a Director of The SportsLineup.com.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

On January 20, 2005, SGD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 05-10182). The case was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (Case No. 05-42392).

AUDIT COMMITTEE

The Board of Directors has determined that Gary Wolf meets the requirements of a financial expert and serves as Chairman of the Audit Committee. Mr. Wolf is independent as specified in Item 7 (d)(3)(iv) of Schedule 14A under the Exchange Act.

The small business issuer has a separately designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Wolf.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, the Company's Directors did not file Form 4's when they received a stock grant, nor did they file Form 5's to report their annual activity for fiscal 2005. The two shareholders who each own more than 5% of the Company's outstanding common stock did not file a Schedule 13d.

CODE OF ETHICS

The Company intends to adopt a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions during the coming fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

The Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

The following table shows the compensation of our Chief Executive Officer and each executive officer and employees whose total cash compensation exceeded $100,000 for the three years ended March 31, 2005.

                               ANNUAL COMPENSATION

                                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION       YEAR       SALARY       BONUS     COMPENSATION
---------------------------       ----       ------       -----     ------------

Terry Washburn (CEO since         2005     $ 103,846    $    N/A     $ 179,319
  November 2001) (a)              2004     $ 120,000         N/A     $ 132,803
                                  2003     $ 130,000         N/A     $ 132,803

Brad Berdow (USN Vice             2005     $ 150,000    $  5,281           N/A
  President-Business              2004     $ 125,000         N/A           N/A
  Development) (b)                2003           N/A         N/A           N/A


     (a) In fiscal 2004 and 2003, other compensation for Mr. Washburn includes the amortization of the value of the 400,000 shares of our common stock awarded to Mr. Washburn on December 17, 2001. In fiscal 2005, other compensation includes the $116,194 balance of the amortization of the value of the 400,000 shares of our common stock awarded Mr. Washburn on December 17, 2001 and the $63,125 value of the common stock awarded Mr. Washburn as a part of the bankruptcy plan.
     (b) Mr. Berdow has a note payable to USN Corp in the amount of $84,500 for the purchase of 325,000 shares of our common stock, which is included in stock subscriptions receivable on the accompanying consolidated balance sheet. The note is due in four annual installments of $21,125 plus interest at 3.56% on January 2. If Mr. Berdow is employed on the January 2 anniversary date, we have agreed to pay Mr. Berdow a bonus equal to the amount due. The bonus included in fiscal 2005 represents the three month accrual of the first annual principal payment due January 2, 2006.

We have made available certain non-monetary benefits to our executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. We consider such benefits to be ordinary and incidental business costs. The value of such benefits did not exceed, in the case of the named individual, 10% of the cash compensation of the individual.

LONG TERM COMPENSATION AWARDS - None

OPTION/SAR GRANTS IN LAST FISCAL YEAR - None

LONG TERM INCENTIVE PLAN - None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
- None

DIRECTOR COMPENSATION

Directors were granted 295,000 shares of our common stock for prior compensation as a part of the bankruptcy plan. Other than the common stock grant, Directors do not currently receive compensation for the meetings they attend. It is anticipated that Directors will receive some form of compensation when the Company becomes better funded.

EMPLOYMENT AGREEMENTS

We do not currently have any written employment agreements.

REPRICING OPTIONS

We did not adjust or amend the exercise price of stock options or SAR's previously awarded during the year ended March 31, 2005. All options were cancelled as a part of the bankruptcy plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates all persons who, as of June 9, 2005, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of June 9, 2005, there were 9,973,193 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                     NAME AND ADDRESS OF       AMOUNT AND NATURE OF
TITLE OF CLASS        BENEFICIAL OWNER           BENEFICIAL OWNER     % OF CLASS
--------------        ----------------           ----------------     ----------

Common           Brian Kelly (a)                     2,550,000           25.6%
                 2121 Avenue of the Stars
                 Suite 2910
                 Los Angeles, CA  90067

Common           Michael Reinstein (a)               2,550,000           25.6%
                 2121 Avenue of the Stars
                 Suite 2910
                 Los Angeles, CA  90067

(a) The Archetype Group, Inc. is the record owner of 250,000 shares of our common stock, which Mr. Kelly and Mr. Reinstein own 50% each. The shares owned include 2,425,000 which each own directly and 50% of the shares owned by The Archetype Group, Inc.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all executive officers and directors as a group, as of June 9, 2005, the most recent practicable date. As of June 9, 2005, there were 9,973,193 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. Any options are currently exercisable, unless otherwise indicated.

                     NAME AND ADDRESS OF       AMOUNT AND NATURE OF
TITLE OF CLASS        BENEFICIAL OWNER           BENEFICIAL OWNER     % OF CLASS
--------------        ----------------           ----------------     ----------

Common            Terry Washburn                     283,507             2.9%
                  2121 Avenue of the Stars
                  Suite 2910
                  Los Angeles, CA  90067

Common            Gary Wolf                           22,500             0.2%
                  15-65 208th Street
                  Bayside, NY  11360

Common            Paul Johnson                        20,000             0.2%
                  5215 North O'Connor
                  Suite 200
                  Irving, TX  76039

Common            All executive officers and
                   directors as a Group (3 persons)  326,007             3.3%


EQUITY COMPENSATION PLAN INFORMATION

Options which were outstanding when we filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the plan of reorganization. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the plan of reorganization.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We had a number of transactions with related parties during fiscal 2005 and fiscal 2004, as follows:

                                                  2005             2004
                                                  ----             ----

      Purchase of inventory                   $ 5,895,000      $ 2,652,000
      Payments for inventory purchases          4,253,000        2,652,000
      Management fees                             588,000          406,000

As of March 31, 2005, we owed two affiliates owned jointly by two major shareholders $1,705,024.

We have entered into a consulting agreement with The Archetype Group, Inc. ("TAG") whereby they will assist us in areas which include strategic business development, public relations, and media distribution, among other services. We have also entered into an agreement with Transact Media Corporation ("TMC") to license technology. TMC provides us with its fully integrated web-based technology platform and advanced database system which manages fulfillment, inventory control, sales and service, among other things. TAG and TMC are wholly owned by the our two major shareholders. The TAG agreement provides for monthly payments of $30,000 through December 17, 2005, and the TMC agreement calls for monthly payments of $10,000 through December 17, 2005. Both agreements can be extended at our option.

Management fees include payments made to our two major shareholders and to other companies jointly owned by them.


ITEM 13. EXHIBITS

See Exhibit Index on Page 45.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of July 28, 2005 for professional services rendered by our current accountant was $64,100 for the audit of our annual financial statements for the fiscal year ended March 31, 2005. USN's prior accountant billed $59,346 for the audit of the period from inception (April 25, 2003) through March 31, 2004.

Audit-Related Fees - None.

Tax Fees - None for 2005 or 2004.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2005 or fiscal 2004.

Audit Committee Policies and Procedures - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    USN CORPORATION


August 2, 2005                      /s/ Terry Washburn
                                    ---------------------------------------
                                    Terry Washburn, President and CEO
                                    (equivalent of Chief Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


August 2, 2005                      /s/ Terry Washburn
                                    -------------------------------------------
                                    Terry Washburn, Director, President and CEO

August 2, 2005                      /s/ Gary Wolf
                                    --------------------------------------------
                                    Gary Wolf, Director

August 2, 2005                      /s/ Paul Johnson
                                    --------------------------------------------
                                    Paul Johnson, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM USN CORPORATION (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)

                                  EXHIBIT INDEX
Securities and
Exchange
Commission                                                                Page
Exhibit No.      Type of Exhibit                                         Number

2                Plan of acquisition, reorganization, arrangement,
                 liquidation, or succession                                N/A

3(i)             Articles of incorporation                                 N/A

3(ii)            By-laws                                                   N/A

4                Instruments defining the rights of holders,
                 incl. Indentures                                          N/A

9                Voting trust agreement                                    N/A

10               Material contracts                                        N/A

11               Statement re: computation of per share earnings          Item 7

13               Annual report to security holders for the last
                 fiscal year, Form 10-Q or 10-QSB or quarterly
                 report to security holders                                N/A

14               Code of Ethics                                            N/A

16               Letter on change in certifying accountant                 N/A

18               Letter on change in accounting principles                 N/A

20               Other documents or statements to security
                 holders or any document incorporated by
                 reference                                                 N/A

21               Subsidiaries of the Registrant                           Item 1

22               Published report regarding matters submitted to
                 vote of security holders                                  N/A

23               Consent of experts and counsel                             46

24               Power of Attorney                                         N/A

31               Certification pursuant to 18 U.S.C. Section 1350
                 Section 302 of the Sarbanes-Oxley Act of 2002              47

32               Certification pursuant to 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes-Oxley Act of 2002              48