Form 10QSB
period 2005-06-30
USN CORP
filed 2005-08-25
CIK 879206

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                        For Quarter Ended: June 30, 2005

                                 USN CORPORATION
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

          COLORADO                  33-42701                   84-1186026
          --------                  --------                   ----------
(State or other jurisdiction       (Commission                (IRS Employer
      of incorporation)           File Number)              Identification No.)

               5215 NORTH O'CONNOR, SUITE 200, IRVING, TEXAS 76039
               ---------------------------------------------------
                     (Address of principal executive office)

         Issuer's telephone number, including area code - (972) 868-9102

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ].

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of August 15, 2005 was 22,592,859 shares.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [ X ].

                        USN Corporation and Subsidiaries

                                      INDEX

                                                                          Page

PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Balance Sheet as of June 30, 2005        3

            Condensed Consolidated Statements of Operations for the
            Three Months Ended June 30, 2005 and 2004                       4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended June 30, 2005 and 2004                       5

            Notes to Condensed Consolidated Financial Statements           6-16

Item 2.     Management's Discussion and Analysis or Plan of Operation      17-19

Item 3.     Controls and Procedures                                         20

PART II.    OTHER INFORMATION                                              21-26


USN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005

                                             ASSETS
Current assets:
Cash and cash equivalents                                                      $   127,450
Restricted cash                                                                    601,832
Accounts receivable                                                                 64,250
Inventory                                                                        5,604,020
Stock subscription receivable                                                    2,649,959
Prepaid expenses and other assets                                                   92,607
                                                                               ------------
     Total current assets                                                        9,140,118
Property and equipment, net                                                        217,332
Deposits                                                                            94,550
                                                                               ------------
          Total assets                                                         $ 9,452,000
                                                                               ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable                                                                   $   500,000
Accounts payable                                                                 5,163,829
Accrued expenses and other liabilities                                           3,271,680
Due to affiliates                                                                   94,379
                                                                               ------------
     Total current liabilities                                                   9,029,888
Long-term debt                                                                     250,000
                                                                               ------------
          Total liabilities                                                      9,279,888
                                                                               ------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.0001 par value; 5,050,000 shares authorized; no shares
  issued and outstanding                                                                --
Common stock, $.0001 par value; 195,000,000 shares authorized;
  22,592,859 shares issued and outstanding                                           2,259
Additional paid in capital                                                       9,453,119
Unissued common stock                                                            1,021,249
Stock subscriptions receivable                                                  (1,508,641)
Accumulated deficit                                                             (8,795,874)
                                                                               ------------
     Total stockholders' equity                                                    172,112
                                                                               ------------
          Total liabilities and stockholders' equity                           $ 9,452,000
                                                                               ============

See accompanying notes to condensed consolidated financial statements.

USN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

                                                    2005               2004
                                                    ----               ----

PRODUCT SALES                                  $  5,310,055       $  1,378,018
COST OF SALES                                     3,450,463            958,421
                                               -------------      -------------
  GROSS PROFIT                                    1,859,592            419,597

COSTS AND EXPENSES:
Selling and distribution                          3,122,872            868,722
General and administrative                          819,223            139,414
Net interest expense                                 19,028                244
                                               -------------      -------------
    Total operating expenses                      3,961,123          1,008,380
                                               -------------      -------------
LOSS FROM CONTINUING OPERATIONS                  (2,101,531)          (588,783)
Discontinued operations:
Loss from discontinued operations                  (195,294)                --
                                               -------------      -------------
 LOSS FROM DISCONTINUED OPERATIONS                 (195,294)                --
                                               -------------      -------------
NET LOSS                                       $ (2,296,825)      $   (588,783)
                                               =============      =============

NET LOSS PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                        $      (0.18)      $      (0.12)
  DISCONTINUED OPERATIONS                             (0.02)                --
                                               -------------      -------------
    NET LOSS PER SHARE, BASIC AND DILUTED      $      (0.20)      $      (0.12)
                                               =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING              11,776,002          4,850,000
                                               =============      =============

See accompanying notes to condensed consolidated financial statements.


USN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

                                                                         2005              2004
                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(2,296,825)      $  (588,783)
 Loss from discontinued operations                                       195,294                --
                                                                     ------------      ------------
   Loss from continuing operations                                    (2,101,531)         (588,783)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation                                                            12,538             2,149
  Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
     Restricted cash                                                    (168,844)          (49,578)
     Accounts receivable                                                   6,671           (58,671)
     Inventories                                                      (4,059,851)               --
     Prepaid expenses and other assets                                    87,455            (1,300)
     Due to/from affiliate                                               988,272             4,362
     Accounts payable                                                  4,105,911            74,487
     Accrued expenses and other liabilities                              627,484           472,864
                                                                     ------------      ------------
        Net cash used in continuing operations                          (501,895)         (144,470)
        Net cash used in discontinued operations                        (241,620)               --
                                                                     ------------      ------------
          Net cash used in operating activities                         (743,515)         (144,470)
                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (42,445)         (108,045)
                                                                     ------------      ------------
Net cash used in continuing operations                                   (42,445)         (108,045)
        Net cash used in discontinued operations                              --                --
                                                                     ------------      ------------
          Net cash used in investing activities                          (42,445)         (108,045)
                                                                     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from related party                                              --            75,000
Loan proceeds                                                                 --           137,000
Repayment of note payable to related party                               (54,000)               --
Collections on stock subscription receivable                           1,000,000                --
                                                                     ------------      ------------
Net cash provided by continuing operations                               946,000           212,000
        Net cash used in discontinued operations                         (44,531)               --
                                                                     ------------      ------------
          Net cash provided by financing activities                      901,469           212,000
                                                                     ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     115,509           (40,515)
CASH AND CASH EQUIVALENTS, beginning of period                            11,941            44,619
                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                             $   127,450       $     4,104
                                                                     ============      ============

See accompanying notes to condensed consolidated financial statements.

USN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          USN Corporation ("USN Corp") was incorporated in the state of Colorado in 1988. During 1994, USN Corp purchased certain assets and assumed certain liabilities from the bankruptcy estates of American Fashion Jewels, Inc. ("Imposters") and, in a separate transaction, Mirage Concepts, Inc. ("Mirage"), both of which were retail chains of reproduction jewelry stores.

         On October 10, 2003, Premier Concepts, Inc. ("Debtor") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") (Case No. LA 03-36445-EC). The Debtor continued to manage its properties and operate its businesses as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until December 12, 2004, when its plan of reorganization ("Plan") was approved by the Bankruptcy Court. The principal elements of the plan of reorganization were as follows:

         o The reorganized debtor changed its name from Premier Concepts, Inc. to USN Corporation;
         o        The acquisition of USN Television Group, Inc. ("USN");
         o The classification and treatment of creditors and interest holders;
         o The issuance of New Securities of Reorganized Debtor to certain administrative claimants, USN shareholders and the Plan Trust; and
         o        The liquidation of the New Securities to fund Plan payments.

         All outstanding shares of USN, a Delaware corporation organized on April 25, 2003, were acquired by the Debtor from the USN owners in exchange for 5,539,655 shares of New Securities with registration rights, whereby, USN Corp has agreed to file a registration statement with the SEC. The New Securities are exempt under the Bankruptcy Code and as a private placement the shares were issued in exchange for the obligation owed by USN Corp to USN's shareholders for the acquisition of their stock immediately prior to Plan confirmation.

         For accounting purposes, the transaction was treated as the issuance of stock by USN for the net monetary assets of USN Corp, accompanied by a recapitalization of USN. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical operations prior to December 13, 2004, are those of USN.

         On June 17, 2005, USN Corp entered into a stock purchase agreement with Global Sun Enterprises, Ltd. ("Global Sun") under which USN Corp acquired all of the issued and outstanding shares of Altron Limited ("Altron") for approximately 49.8% of the issued and outstanding shares of USN Corp's common stock after the transaction.

         The consolidated financial statements include the accounts of USN Corp, its direct, wholly owned subsidiaries, USN and Altron, and its indirect wholly owned subsidiaries, Gem Manufacturing, Inc. ("Gem") and The Diamond Channel ("Diamond") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the Company's March 31, 2005 consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-KSB (the "Annual Report). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

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

         USN segments its programming into product or theme categories and each program uses a show-host approach, with the host conveying information about the products. The viewers can purchase any product USN offers, subject to availability.

         DISCONTINUED OPERATIONS
         In December 2004, immediately after the approval of the bankruptcy plan, management approved a plan to dispose of its retail jewelry store operations. On January 6, 2005, the Board of Directors of the Company unanimously ratified management's plan to immediately dispose of its retail jewelry store operations.

         On June 17, 2005, and as amended on August 2, 2005, the Company completed the sale of its retail stores to LGS Holdings, Inc. (see Note
         3). Accordingly, the net results of operations for the Company's jewelry store operations are included in discontinued operations for the three months ended June 30, 2005.

         FISCAL YEAR
         Prior to the acquisition of USN by USN Corp, USN Corp's fiscal year was a 52/53-week period ending on the last Sunday in January. With the acquisition of USN, the Company adopted the March 31 year-end of USN.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH EQUIVALENTS
         The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2005, cash equivalents consist of money fund investments, money market accounts and business checking accounts.

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

         The Company satisfies the majority of its inventory supply needs through direct purchase or right-of-return arrangements with vendors. Currently, the company uses consignment arrangements with vendors to satisfy only a small portion of its inventory needs.

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

         SHIPPING AND HANDLING COSTS
         Shipping and handling costs billed to customers are recorded as revenue in the accompanying statements of operations in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Cost." The Company classifies shipping and handling costs in the accompanying statements of operations as a component of selling and distribution costs. Shipping and handling costs amounted to $138,080 and $44,340 during the three months ended June 30, 2005 and 2004, respectively.

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

         NET EARNINGS (LOSS) PER SHARE
         The Company has adopted SFAS No. 128, "Earnings Per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Any potential dilutive securities are antidilutive for the three months ended June 30, 2005 and 2004. Accordingly, basic and diluted EPS are the same for each period.

         USE OF ESTIMATES
         The process of preparing condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

3.       DISCONTINUED OPERATIONS

         In December 2004, immediately after the acquisition of USN, management of the Company approved a plan to dispose of the retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN. Accordingly, the net results of operations of the retail jewelry stores are included in discontinued operations for the three months ended June 30, 2005. On January 6, 2005, the Board of Directors of the Company unanimously ratified management's plan.

         On June 17, 2005, and as amended in August 2, 2005, the Company entered into an asset purchase agreement with LGS Holdings, Inc. ("LGS") under which LGS acquired all of the Company's 14 retail jewelry outlets. In addition, LGS purchased Spotlight, LLC ("Spotlight"), a related party, from two of the Company's major stockholders. In consideration for these two transactions, LGS agreed to reduce the Company's liability to Spotlight by $2,600,000 and assumed the liabilities associated with the retail jewelry outlets in exchange for 1,368,422 shares of the Company's common stock. The Company owed Spotlight approximately $3,990,000 when they were acquired by LGS, and Spotlight was previously one of the Company's major creditors. Additional shares may be issued to LGS depending upon the final liabilities assumed, subject to approval by the Company's board of directors.

         The following is a summary of the assets and liabilities (net book assets and liabilities) transferred from the Company to LGS as of June 17, 2005:

         Accounts payable, accrued expenses
             and other liabilities                $1,603,278
         Notes payable                               366,424
                                                  ----------
               Total liabilities transferred       1,969,702
                                                  ----------
         Less:
         Current assets                              558,713
         Non-current assets                          389,740
                                                  ----------
               Total assets transferred              948,453
                                                  ----------

              Unissued common stock               $1,021,249
                                                  ==========

         The net amount of $1,021,249 represents liabilities assumed in excess of assets transferred and is included as unissued common stock in the accompanying condensed consolidated balance sheet, pending a final determination on the number of additional shares that will be issued to LGS. Accordingly, no gain or loss has been recognized on this transaction.

         As of June 30, 2005, the Company owed LGS $1,319,524, which represents the Company's remaining liability to Spotlight. This amount is included in accounts payable in the accompanying condensed consolidated balance sheet.

         The Company's retail jewelry store operations are included in the accompanying consolidated statements of operations for the period April 1, 2005 through June 16, 2005. Revenues during this period were $537,550 and net loss was $195,294.

4.       ACQUISITIONS

         On June 17, 2005, the Company entered into a stock purchase agreement with Global Sun Enterprises, Ltd. ("Global Sun") under which the Company acquired all of the issued and outstanding shares of Altron Limited ("Altron") for approximately 49.8% of the issued and outstanding shares of the Company's common stock after the transaction. Altron has two wholly owned subsidiaries, Gem Manufacturing, Inc. ("Gem") and The Diamond Channel ("Diamond"). Gem provides the Company with vertical integration, which will enable the Company to directly purchase loose diamonds, gems and finished jewelry, as well as, manufacture finished jewelry. Diamond provides the Company will the ability to sell certified diamonds, both loose and in finished settings. The operations of Gem and Diamond had ceased prior to the Company's acquisition of Altron, however, the Company plans to continue the operations of Gem and Diamond as a part of USN.

         The Company issued 11,251,244 shares of its common stock to Global Sun in order to acquire Altron. Altron is a holding company, with substantially no assets or liabilities. As of June 30, 2005, Altron's only assets were its investments in Gem and Diamond, approximately $60,000 in costs related to the development of a website (included in other assets in the accompanying condensed consolidated balance sheet), and a stock subscription receivable from Global Sun. The original amount of the stock subscription receivable was $5,000,000, however, the balance as of June 30, 2005 was $4,000,000.

5.       RESTRICTED CASH

         As a part of the agreements with credit card companies, the Company maintains a deposit with the credit card companies, which amounted to $601,832 at June 30, 2005.

6.       INVENTORY

         Inventory, which includes primarily jewelry, watches, coins and other collectibles, at June 30, 2005, consist of:

                  Finished products                         $     5,173,167
                  Raw materials                                     508,841
                                                            ----------------
                                                                  5,682,008
                  Less consigned inventory                          (77,988)
                                                            ----------------
                    Net inventories                         $     5,604,020
                                                            ================

7.       NOTE PAYABLE AND LONG-TERM DEBT

         Note payable consists of an obligation to a company in the amount of $500,000, which is due September 21, 2005, with interest payable monthly at 8% per annum. The note is collateralized by USN's accounts receivable and inventory, and is convertible into the Company's common stock at a conversion rate of $2.00 per share.

         Long-term debt consists of a note payable to an individual in the amount of $250,000, which is due on December 31, 2006, with interest payable monthly at 6% per annum. The note is convertible into the Company's common stock at a conversion rate of $.50 per share.

8.       ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities at June 30, 2005 consist of the following:

                  Customer refunds                          $    1,829,027
                  Deferred revenue                                 859,396
                  Reserve for customer returns                     262,406
                  Accrued payroll                                   96,622
                  Other                                            224,229
                                                            --------------
                  Total                                     $    3,271,680
                                                            ==============

9.       RELATED PARTY TRANSACTIONS

         The Company has a number of transactions with related parties during the three month periods ended June 30, 2005 and 2004, as follows:

                                                         2005          2004
                                                         ----          ----

         Purchase of inventory                     $   3,693,000   $    47,000
         Payments for inventory purchases              1,380,000        23,000
         Management fees                                 120,000        76,000

         As of June 30, 2005, the Company owed affiliated companies which are owned by two principal shareholders a net amount of $94,379.

10.      CAPITAL STOCK

         PREFERRED STOCK
         The Company has 5,050,000 shares of $.0001 par value preferred stock authorized and no shares issued or outstanding at June 30, 2005.

         COMMON STOCK
         The Company has 195,000,000 shares of $.0001 par value common stock authorized and 22,592,859 shares issued and outstanding at June 30, 2005.

         STOCK SUBSCRIPTIONS RECEIVABLE
         As a part of the acquisition of Altron (see Note 4), the Company acquired a stock subscription receivable with a balance of $4,000,000 at June 30, 2005. Since June 30, 2005, $2,649,959 of this balance has been collected and is included as a current asset in the accompanying condensed consolidated balance sheet.

         In addition, two officers of USN have notes payable to USN Corp in the aggregate amount of $158,500 for the purchase of 610,000 shares of the Company's common stock, which are included in stock subscriptions receivable in the accompanying condensed consolidated balance sheet. The notes are due each January 2 in four annual installments of $39,650 plus interest at 3.56%. If the officers are still employed on the January 2, anniversary date, USN has agreed to pay the officers a bonus equal to the amount due.

         STOCK OPTION PLANS
         Options which were outstanding when the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the plan of reorganization. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the plan of reorganization.

11.      COMMITMENTS AND CONTINGENCIES

         The Company has two office sub-leases which require a combined monthly payment of $18,000 through June 2006. The space includes the broadcast facility, warehouse, distribution center and operating and corporate office.

         The Company has a number of media contracts which are contingent upon making the required payment for air time in advance.

         In December 2004, the Company entered into a consulting agreement with a company owned by two major shareholders which provides for consulting fees in the amount of $30,000 per month through November 2005.

         In December 2004, the Company also entered into a lease, license and software support agreement with another company owned by these two shareholders which provides for monthly payments of $10,000 through December 17, 2005.

12.      LEGAL

         USN Corp will remain subject to the jurisdiction of the Bankruptcy Court until it makes its final payment to unsecured creditors, which is scheduled for January 2006.

         USN Corp had been a party to a number of disputes arising from the bankruptcy, principally with former landlords. Management of the Company believes that it provided an adequate accrual for any potential loss that might result. These liabilities were included in the sale of the retail operations.

13.      SEGMENT INFORMATION

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. Continuing operations currently includes only one segment, the retail operations of USN.

14.      GOING CONCERN

         At June 30, 2005, the Company had working capital of $110,230. The Company had a net loss of $2,296,825 for the three months ended June 30, 2005 and a net loss of $5,804,666 for the fiscal year ended March 31, 2005. The Company does not have sufficient cash flows from its operations to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN
At June 30, 2005, we had working capital of $110,230. We had a net loss of $2,296,825 for the three months ended June 30, 2005 and a net loss of $5,804,666 for the fiscal year ended March 31, 2005. We do not have sufficient cash flows from operations to meet our obligations currently due within the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern.

If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unable to raise additional funds through private placement sales of our common stock, or (iii) unable to borrow additional funds, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and our stockholders. If we are not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders would be diluted. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

RECENT EVENTS
On June 17, 2005, and as amended on August 2, 2005, we entered into an asset purchase agreement with LGS Holdings, Inc. ("LGS") under which LGS acquired all of our retail jewelry outlets. In addition, LGS purchased Spotlight, LLC ("Spotlight"), a related party, from two of our major stockholders. In consideration for these two transactions, LGS agreed to reduce our liability to Spotlight by $2,600,000 and assumed the liabilities associated with the retail jewelry outlets in exchange for 1,368,422 shares of our common stock. We owed Spotlight approximately $3,990,000 when they were acquired by LGS, and Spotlight was previously one of our major creditors. Additional shares may be issued to LGS depending upon the final liabilities assumed, subject to approval by our board of directors.

On June 17, 2005, we also entered into a stock purchase agreement with Global Sun Enterprises, Ltd. ("Global Sun") under which we acquired all of the issued and outstanding shares of Altron Limited ("Altron") for approximately 49.8% of the issued and outstanding shares of our common stock after the transaction. Altron has two wholly owned subsidiaries, Gem Manufacturing, Inc. ("Gem") and The Diamond Channel ("Diamond"). Gem provides us with vertical integration, which will enable us to directly purchase loose diamonds, gems and finished jewelry, as well as, manufacture finished jewelry. Diamond provides us will the ability to sell certified diamonds, both loose and in finished settings.

We issued 11,251,244 shares of our common stock to Global Sun in order to acquire Altron. Altron is a holding company, with substantially no assets or liabilities. As of June 30, 2005, Altron's only assets were its investments in Gem and Diamond, approximately $60,000 in costs related to the development of a website, and a stock subscription receivable from Global Sun. The original amount of the stock subscription receivable was $5,000,000, however, the balance was $4,000,000 as of June 30, 3005. We have collected an additional $2,649,959 of the remaining balance since June 30, 2005.

As a result of the Altron acquisition, we are currently able to satisfy the majority of our inventory supply needs through direct purchase or right of return arrangements, rather than purchasing on consignment. Altron has relationships with numerous sightholders, which now allows us to purchase finished jewelry directly from manufacturers. We believe that the shift in our inventory purchasing arrangement to primarily direct purchases will result in significant improvement to both gross margins and operating margins.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

SALES - During the three months ended June 30, 2005, sales increased $3,932,037 (285%) from the year earlier period. Prior to May 2004, USN's sales came from 12 hours of weekly programming. Commencing in May 2004, USN increased its programming to include over 80 hours of live broadcasting per week. Furthermore, in May 2005, USN increased its programming to 15 hours per day. USN currently broadcasts in over 29 million homes nationwide, which includes over 14 million DirecTV subscribers, 6.9 million cable subscribers and 8.4 million Dish Network/Echostar subscribers.

COST OF SALES - Cost of sales includes the direct cost of product. During the three months ended June 30, 2005, cost of sales increased $2,492,042 (260%) from the year earlier period, which is consistent with the sales increase in the same period. Gross profit increased to 35.0% during the three months ended June 30, 2005, from 30.4% during the year earlier period.

SELLING AND DISTRIBUTION - Selling and distribution costs increased $2,254,150 (259%) during the three months ended June 30, 2005, as compared to the year earlier period. Operating media costs represented 66.0% and 65.2% of selling and distribution costs during the three months ended June 30, 2005 and 2004, respectively. Labor costs represented 19.8% and 17.9% of selling and distribution cost during the three months ended June 30, 2005 and 2004, respectively. The significant increases in operating media and labor costs are primarily a result of the change from 12 hours of weekly programming to over 80 hours of weekly programming in May 2004, and the expansion of programming to 15 hours per day in May 2005.

GENERAL AND ADMINISTRATIVE EXPENSE (G&A) - G&A increased $679,809 (488%) during the three months ended June 30, 2005, as compared to the year earlier period, which is consistent with the overall increase in sales. Labor cost, including management fees, represent $292,857 and $116,483 of the total G&A costs during the three months ended June 30, 2005 and 2004, respectively. In addition, professional fees increased by $158,852 during the second quarter of 2005, as compared to the same period in 2004.

DISCONTINUED OPERATIONS - Discontinued operations include the net earnings from operating 14 jewelry stores for the period April 1, 2005 to June 16, 2005. On June 17, 2005, we sold our retail stores to LGS Holdings, Inc.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2005, the Company issued 12,619,666 shares of its common stock; 11,251,244 shares were issued to acquire all of the issued and outstanding stock of Altron Limited; and 1,368,422 shares were issued pursuant to an asset purchase agreement dated June 17, 2005, under which the Company agreed to sell its retail stores in exchange for the purchaser's assumption of certain liabilities.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 5.  OTHER INFORMATION

On August 1, 2005, the Company hired Anthony Runnels as its Chief Financial Officer. Mr. Runnels replaced Terry Washburn as the Company's principal accounting officer.


ITEM 6.  EXHIBITS


         31.1     Certification of Chief Executive Officer pursuant to
                  18 U.S.C. Section 1350, Section 302 of the
                  Sarbanes-Oxley Act of 2002                             Page 23

         31.2     Certification of Chief Financial Officer pursuant to
                  18 U.S.C. Section 1350, Section 302 of the
                  Sarbanes-Oxley Act of 2002                             Page 24

         32.1     Certification of Chief Executive Officer pursuant to
                  18 U.S.C. Section 1350, Section 906 of the
                  Sarbanes-Oxley Act of 2002                             Page 25

         32.2     Certification of Chief Financial Officer pursuant to
                  18 U.S.C. Section 1350, Section 906 of the
                  Sarbanes-Oxley Act of 2002                             Page 26

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 USN CORPORATION

         Date:    August 25, 2005                By:  /S/ Anthony Runnels
                                                      --------------------------
                                                      Anthony Runnels
                                                      Chief Financial Officer