Form 10QSB
period 2005-09-30
USN CORP
filed 2005-11-21
CIK 879206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 33-42701

USN CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	84-1186026
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5215 North O’Connor, Suite 200, Irving, Texas 76039

(Address of principal executive office)

Registrant’s Telephone Number, Including Area Code (310) 201-9900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☒    No ☐.

The number of shares of registrant’s common stock outstanding, par value $.0001 per share, as of November 15, 2005 was 22,972,859 shares.

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒.

USN Corporation and Subsidiaries

USN Corporation and Subsidiaries

Condensed Consolidated Balance Sheet

September 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$186,212
Restricted cash	711,816
Accounts receivable	95,039
Inventory	6,055,263
Stock subscription receivable	774,980
Prepaid expenses and other assets	398,997

Total current assets	8,222,307
Property and equipment, net	212,084
Deposits and other long-term assets	94,550

Total assets	$8,528,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,092,894
Accrued expenses and other liabilities	4,633,960
Note payable	500,000
Due to affiliates	164,714

Total current liabilities	13,391,568
Long-term debt	250,000

Total liabilities	13,641,568

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.0001 par value; 195,000,000 shares authorized; 22,592,859 shares issued and outstanding	2,259
Additional paid in capital	9,453,119
Unissued common stock	525,000
Treasury stock to be returned for cancellation	(2,586,962)
Stock subscriptions receivable	(742,661)
Accumulated deficit	(11,763,382)

Total stockholders’ deficit	(5,112,627)

Total liabilities and stockholders’ deficit	$8,528,941

See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept 30,		Six Months Ended Sept 30,
	2005	2004	2005	2004
Product sales	$6,339,103	$2,175,412	$11,649,158	$3,553,430
Cost of sales	4,096,813	1,313,344	7,547,276	2,271,765

Gross profit	2,242,290	862,068	4,101,882	1,281,665
Costs and expenses:
Selling and distribution	3,671,784	1,736,424	6,794,656	2,605,146
General and administrative	991,315	260,424	1,810,538	399,838
Noncash severance expense	525,000	—	525,000	—
Net interest expense	12,243	975	31,271	1,219
Other expense	9,456	—	9,456	—

Total operating expenses	5,209,798	1,997,823	9,170,921	3,006,203

Loss from continuing operations	(2,967,508)	(1,135,755)	(5,069,039)	(1,724,538)
Discontinued operations:
Loss from discontinued operations	—	—	(195,294)	—

Loss from discontinued operations	—	—	(195,294)	—

Net loss	$(2,967,508)	$(1,135,755)	$(5,264,333)	$(1,724,538)

Net loss per share, basic and diluted:
Continuing operations	$(0.13)	$(0.23)	$(0.29)	$(0.36)
Discontinued operations	—	—	(0.01)	—

Net loss per share, basic and diluted	$(0.13)	$(0.23)	$(0.31)	$(0.36)

Weighted Average Shares Outstanding	22,592,859	4,850,000	17,213,985	4,850,000

See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(5,264,333)	$(1,724,538)
Loss from discontinued operations	195,294	—

Loss from continuing operations	(5,069,039)	(1,724,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,452	10,333
Noncash severance expense	525,000	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Restricted cash	(278,828)	(234,644)
Accounts receivable	(24,118)	(36,570)
Inventories	(4,511,094)	(15,073)
Prepaid expenses and other assets	(218,935)	(23,523)
Due to/from affiliate	1,058,607	(650,443)
Accounts payable	7,034,976	780,863
Accrued expenses and other liabilities	(10,236)	848,543

Net cash used in continuing operations	(1,467,215)	(1,045,052)
Net cash used in discontinued operations	(241,620)	—

Net cash used in operating activities	(1,708,835)	(1,045,052)

Cash flows from investing activities:
Capital expenditures	(51,111)	(180,433)

Net cash used in continuing operations	(51,111)	(180,433)
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(51,111)	(180,433)

Cash flows from financing activities:
Loan proceeds from related party	—	75,000
Loan proceeds	—	137,000
Proceeds from issuance of convertible note	—	1,000,000
Advances to LGS Holdings	(1,608,211)	—
Repayment of note payable to related party	(54,000)	—
Collections on stock subscription receivable	3,640,959	—

Net cash provided by continuing operations	1,978,748	1,212,000
Net cash used in discontinued operations	(44,531)	—

Net cash provided by financing activities	1,934,217	1,212,000

Net increase (decrease) in cash and cash equivalents	174,271	(13,485)
Cash and cash equivalents, beginning of period	11,941	44,619

Cash and cash equivalents, end of period	$186,212	$31,134

USN Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

USN Corporation, a Colorado corporation (“USN,” or the “Company”), through its wholly owned subsidiary, USN Television Group, Inc. (“USN TV”), is a retailer of consumer products, such as jewelry, watches, coins and other collectibles, through interactive electronic media using broadcast, cable and satellite television and the Internet. USN TV’s programming is transmitted by satellite to cable television systems, direct broadcast satellite systems, including DirecTV, and television broadcasting stations across the United States. USN TV also markets its products through the Internet. Revenues are primarily generated from sales of merchandise offered through USN TV’s television home shopping programming.

USN TV organizes its programming by product or theme, so that each program will focus on a particular product or product grouping, such as watches. Each program uses a show-host approach, with the host conveying information about the products. The viewers can purchase any product USN TV offers, subject to availability. USN TV maintains a 24 hour call center to take and process orders. USN TV believes that the visual appeal of its jewelry, watches and other collectibles, when presented in an attractive format on television and the Internet, promotes sales.

2.	Background; Corporate Structure

USN was incorporated in the state of Colorado in 1988, under its former name, Protron Systems, Inc. In 1994, USN purchased certain assets and assumed certain liabilities from the bankruptcy estates of American Fashion Jewels, Inc. (“Imposters”) and, in a separate transaction, Mirage Concepts, Inc. (“Mirage”), both of which were retail chains of reproduction jewelry stores.

Bankruptcy and Reorganization

On October 10, 2003, USN filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) (Case No. LA 03-36445-EC). USN continued to manage its properties and operate its businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until December 12, 2004, when its plan of reorganization (“Plan”) was approved by the Bankruptcy Court. At that time, USN’s only business was the ownership and management of retail jewelry stores, and was not engaged in USN TV’s current business of the sale of consumer products over television and the Internet.

The principal elements of the Plan were as follows:

•	USN changed its name from Premier Concepts, Inc. to USN Corporation;

•	USN acquired all of the outstanding stock of USN TV, a Delaware corporation;

•	The Bankruptcy Court classified and organized the treatment of creditors and interest holders;

•	USN issued securities to certain administrative claimants, to the USN TV shareholders in consideration of the acquisition of USN TV, and to the Plan Trust for the payment of certain creditors; and

•	The liquidation of the securities to fund payments under the Plan.

Acquisition of USN TV

As part of the reorganization, USN acquired all of the outstanding shares of capital stock of USN TV, and USN TV became a wholly-owned subsidiary of USN. This acquisition provided USN the opportunity to sell its consumer products over television and the Internet, as USN TV had already been engaged in this business since April 2003. In consideration for this acquisition, USN issued an aggregate of 5,539,655 shares of USN’s common stock to Michael Reinstein, Brian Kelly, Phillip Wasserman, and the Philip Roy Fund, the shareholders of USN TV at the time (“USN TV Shareholders”). The issuance of such shares by USN to the USN TV Shareholders was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Bankruptcy Code. USN also entered into a registration rights agreement with USN TV Shareholders, pursuant to which USN has agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of USN common stock held by USN TV Shareholders.

For accounting purposes, the transaction was treated as the issuance of stock by USN TV for the net monetary assets of USN, accompanied by a recapitalization of USN TV. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical operations prior to December 13, 2004, are those of USN TV.

Acquisition of Altron

On June 17, 2005, USN entered into a stock purchase agreement with Global Sun Enterprises, Ltd. (“Global Sun”), pursuant to which USN acquired all of the issued and outstanding shares of Altron Limited (“Altron”). The Altron acquisition provided four primary benefits to USN. First, at the time of USN’s acquisition of Altron, Altron represented that it had net assets and a stock subscription receivable on hand of $5,000,000. As of September 30, 2005, a balance of $1,359,041 remains payable to USN. Second, Altron is a source of additional product for the Company. Altron allows the Company to satisfy a larger portion of its inventory supply needs by enabling the Company to purchase loose diamonds, gems and finished jewelry directly from manufacturers rather than purchasing on consignment. This shift in the Company’s inventory purchasing arrangement should ultimately result in improvements to both gross margins and operating margins. Also, Altron should ultimately allow USN to manufacture finished jewelry. Lastly, Altron provides the Company with the ability to sell certified diamonds, both loose and in finished settings. As of September 30, 2005, the Company had sourced an aggregate of approximately $4,781,000 of product (net of returns) through Altron since the Altron acquisition.

In consideration for the acquisition of Altron, USN issued 11,251,244 shares of USN common stock to Global Sun. Immediately after the acquisition, Global Sun owned approximately 49.8% of USN’s outstanding common stock. USN issued such shares in a private placement exempt from the registration requirements of the Securities Act and also entered into a registration rights agreement with Global Sun, pursuant to which USN has agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of common stock issued to Global Sun.

Sale of Retail Stores to LGS Holdings and Subsequent Events

a. Decision to Sell Retail Stores

After the completion of the Plan, the Company was engaged in the sale of jewelry through two distinct operations: (i) the chain of 14 retail stores, and (ii) the television and Internet distribution network acquired in the USN TV transaction. In December 2004, immediately after approval of the Plan, management approved a plan to dispose of its retail store operations. In January 2005, the USN board of directors unanimously ratified management’s plan to immediately dispose of its retail store operations.

b. LGS Purchase.

On June 17, 2005, the Company entered into an asset purchase agreement with LGS Holdings, Inc. (“LGS”), which was amended on August 2, 2005, under which LGS acquired all of the Company’s 14 retail jewelry outlets. In addition, in a separate agreement, LGS purchased Spotlight, LLC (“Spotlight”) from Messrs. Kelly and Reinstein. Spotlight had helped the Company source product from time to time, with the costs charged by product vendors being passed through to the Company at cost and at no profit to Spotlight or Messrs. Kelly and Reinstein. At the time of the purchase of Spotlight by LGS, the Company owed Spotlight approximately $3,990,000, and Spotlight at the time was one of the Company’s major creditors. As a result of these transactions (collectively referred to as the “LGS Purchase”), the following occurred:

•	USN agreed to satisfy liabilities owed to Spotlight (or to third parties looking to USN to satisfy Spotlight’s liabilities) in the amount of approximately $1.4 million;

•	LGS agreed to assume liability for the remaining $2.6 million of liabilities owed by USN to Spotlight or third parties;

•	LGS acquired the 14 retail stores and all liabilities associated therewith;

•	USN issued 1,368,422 shares of USN common stock to LGS in a private placement exempt from the registration requirements of the Securities Act and also entered into a registration rights agreement with LGS, pursuant to which USN has agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of common stock issued to LGS; and

•	USN and LGS agreed that additional shares could be issued to LGS depending upon a final determination of the total liabilities assumed, subject to approval by the Company’s board of directors.

The following is a summary of the assets and liabilities (net book assets and liabilities) transferred from the Company to LGS as of June 17, 2005:

Accounts payable, accrued expenses and other liabilities	$1,603,278
Notes payable	366,424

Total liabilities transferred	1,969,702

Less:
Current assets	558,713
Non-current assets	389,740

Total assets transferred	948,453

Common stock expected to be issued	$1,021,249

The net amount of $1,021,249 represents liabilities assumed in excess of assets transferred, and is included as a component of treasury stock to be returned for cancellation in the accompanying condensed consolidated balance sheet (see Note 11). At the time of the sale, the Company expected to issue the stock once a final determination of liabilities had been made. However, as more fully described below, no additional shares had been issued as of September 30, 2005. Additionally, no gain or loss was recognized on this transaction.

c. Non-Performance by LGS.

Since the closing of the LGS Purchase, USN has grown increasingly concerned that LGS has not performed its obligations under the LGS Purchase. In particular, management believes that LGS has failed to satisfy any portion of the $2.6 million in liabilities it assumed from the Company relating to Spotlight. Any such non-performance would have an adverse effect on the Company for a number of reasons. First, some of the obligations and liabilities assumed by LGS consist of obligations pursuant to contracts to which USN is a party, and if LGS does not perform under such contracts then the third parties thereto may look to USN for satisfaction. Second, many of the obligations and liabilities assumed by LGS are owed to suppliers of product for the Company, and the Company needs to maintain an effective working relationship with these suppliers. If LGS does not perform its obligations to such sources, the Company’s ability to acquire product may be adversely effected.

Because of the need to preserve the Company’s relationships with its third party creditors and the Company’s contractual status with such creditors, the Company has used its own assets to satisfy obligations to such third parties, even though LGS has assumed responsibility for such obligations. As of September 30, 2005, LGS owed the Company $1,608,211, which represents the amount of cash and merchandise inventory the Company has provided to LGS in order to settle these liabilities assumed by LGS. This amount is included in treasury stock to be returned for cancellation in the accompanying condensed consolidated balance sheet (see Note 11).

d. Amendment of LGS Agreements.

As a result of the non-performance by LGS of certain of its obligations under the LGS Purchase, the Company and LGS have agreed to amend the USN – LGS agreements. On November 21, 2005, USN and LGS entered into the following two agreements:

•	an Amendment to Amended and Restated LGS Asset Purchase Agreement, pursuant to which (i) LGS has agreed to return 1,208,422 shares of USN common stock to USN for cancellation in exchange for USN’s agreement to assume the liabilities owing by USN to Spotlight or to third parties in connection with Spotlight, all of which had been assumed by LGS in the LGS Purchase, and (ii) LGS retains ownership of the retail stores and responsibility for the liabilities associated therewith; and

•	a Consulting Agreement, under which USN has agreed to provide certain services to LGS in connection with the retail stores owned by LGS, in exchange for the delivery by LGS of 10,000 shares of USN common stock, per month, to USN for cancellation.

Under the Consulting Agreement, LGS has indicated that it intends to close the retail stores by December 31, 2005, and USN’s obligation to assist in connection therewith will expire as of such date.

As a result of the foregoing, the Company has established a reserve of $2,000,000 as of September 30, 2005, which represents management’s estimate of the amount of funding it may need in order to settle claims brought by previous Spotlight vendors or creditors of the jewelry stores as a result of non-performance by LGS. Such amount is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet (see Note 9). The Company believes that it has established an adequate reserve based on the amount it expects to fund to LGS. However, the actual amount of funding required may differ from management’s estimate.

3.	Basis of Presentation

a. Discontinued Operations

In December 2004, immediately after the acquisition of USN TV, management of the Company approved a plan to dispose of the retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN TV. On June 17, 2005, the Company completed the sale of its retail stores to LGS (see Note 2 “Sale of Retail Stores to LGS Holdings and Subsequent Events”). Accordingly, the net results of operations for the jewelry store operations are included in discontinued operations for the six months ended September 30, 2005.

b. Fiscal Year

Prior to the acquisition of USN TV by USN, USN’s fiscal year was a 52/53-week period ending on the last Sunday in January. With the acquisition of USN TV, the Company adopted the March 31 fiscal year-end used by USN TV.

c. Unaudited Interim Financial Statements

The consolidated financial statements include the accounts of USN, and its direct, wholly owned subsidiaries, USN TV and Altron. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the Company’s March 31, 2005 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-KSB (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

4.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2005, cash equivalents consist of money market accounts and business checking accounts.

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

The Company satisfies the majority of its inventory supply needs through direct purchase or right-of-return arrangements with vendors. Currently, the Company uses consignment arrangements with vendors to satisfy only a portion of its inventory needs.

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue and Cost Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Revenue related to merchandise sales is recognized when the product is shipped, reduced by a provision for returns, in accordance with SFAS No 48, “Revenue Recognition When Right of Return Exists.” The provision for sales returns is based on historical evidence of the Company’s historical return rate. Payments received for unfilled orders are reflected as a component of accrued expenses and other liabilities.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded as revenue in the accompanying statements of operations in accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The Company classifies shipping and handling costs in the accompanying statements of operations as a component of selling and distribution costs. Shipping and handling costs amounted to $255,589 and $60,558 during the three months ended September 30, 2005 and 2004, respectively, and $393,669 and $104,898 during the six months ended September 30, 2005 and 2004, respectively.

Stock Option Plans

The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted during the periods presented in the condensed consolidated financial statements. Accordingly, no disclosure is required of the fair value method as compared to the intrinsic value method.

Options and warrants issued to non-employees are accounted for under SFAS 123. For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

Net Earnings (Loss) Per Share

The Company has adopted SFAS No. 128, “Earnings Per Share” which establishes standards for computing and presenting earnings per share (“EPS”) for entities with publicly held common stock. The standard requires presentation of two categories of EPS — basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Any potential dilutive securities are antidilutive for the three and six months ended September 30, 2005 and 2004. Accordingly, basic and diluted EPS are the same for each period.

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

Fair Value Determination

Financial instruments consist of cash, money market investments, accounts receivable, accounts payable, accrued liabilities, notes payable and long-term debt. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS 123, “Share-Based Payment” (“SFAS No. 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The statement will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” (“SFAS No. 153”) an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires all nonmonetary exchanges to be recorded at fair value, unless the assets exchanged do not have commercial substance. A nonmonetary exchange has commercial substance under SFAS No. 153 if future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for all nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS 151”) an amendment to ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB No. 43 previously stated that “under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that these items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal.” SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a significant impact on its financial statements.

5.	Discontinued Operations

In December 2004, immediately after the acquisition of USN TV, management of the Company approved a plan to dispose of the retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN TV. Accordingly, the net results of operations of the retail jewelry stores are included in the accompanying consolidated statements of operations under discontinued operations for the six months ended September 30, 2005. Revenues during this period were $537,550 and net loss was $195,294. (See Note 2 “Sale of Retail Stores to LGS Holdings and Subsequent Events”).

6.	Restricted Cash

As a part of its agreements with credit card companies, the Company maintains a deposit with the credit card companies, which amounted to $711,816 at September 30, 2005.

7.	Inventory

Inventory, which includes primarily jewelry, watches, coins and other collectibles, at September 30, 2005, consist of:

Finished products	$6,116,213
Raw materials	553,256

6,669,469
Less consigned inventory	(614,206)

Net inventories	$6,055,263

8.	Note Payable and Long-Term Debt

On March 23, 2005, the Company issued a note payable in the amount of $500,000 to FJR Holdings, Inc. (“FJR”), which management believes is an affiliate of Global Sun. As of September 30, 2005, Global Sun owned approximately 49.8% of the Company’s common stock (see Note 2). The note was originally scheduled to mature on September 21, 2005, however the maturity date was extended to March 21, 2006. Interest is payable monthly at 8% per annum, however, no payments had been made as of September 30, 2005. The note is collateralized by USN’s accounts receivable and inventory, and is convertible into the Company’s common stock at a conversion rate of $2.00 per share.

Long-term debt consists of a note payable to an individual in the amount of $250,000, which is due on December 31, 2006, with interest payable monthly at 6% per annum. The note is convertible into the Company’s common stock at a conversion rate of $0.50 per share.

9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2005 consist of the following:

Customer refunds	$1,838,326
Spotlight and retail store liabilities (see Note 2)	2,000,000
Deferred revenue	125,875
Reserve for customer returns	262,406
Accrued payroll	137,735
Accrued severance	58,500
Other	211,118

Total	$4,633,960

As more fully described in Note 2, the Company has established a $2,000,000 contingency reserve as of September 30, 2005 relating to certain liabilities assumed by LGS, the purchaser of Spotlight and the jewelry store operations in June 2005. Such reserve is presented as “Spotlight and retail store liabilities” in the above table. Management of the Company does not believe that LGS has satisfactorily performed its obligations under the purchase agreement. Therefore, to reduce the risk of potential claims being filed against the Company as a result of LGS’ non-performance, the Company has provided and may continue to provide LGS with funding to settle various liabilities which were assumed by LGS. The reserve established as of September 30, 2005 represents management’s estimate of the amount of Company assets which may be used to settle such claims. The Company believes that it has established an adequate reserve for this anticipated funding. However, the actual amount of funding required may differ from this estimate.

10.	Related Party Transactions

The Company had several transactions with related parties during the six months ended September 30, 2005 and 2004.

The Company purchased approximately $3,693,000 and $47,000 of merchandise inventory, during the six months ended September 30, 2005 and 2004, respectively, from Spotlight, a company previously owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders. In addition, the Company made payments of approximately $1,380,000 and $168,000 to Spotlight during the six months ended September 30, 2005 and 2004, respectively. Spotlight was sold to LGS (see Note 2 “Sale of Retail Stores to LGS Holdings and Subsequent Events”) in June 2005.

In addition, the Company had numerous transactions with several companies which management believes are affiliated with Global Sun. As of September 30, 2005, Global Sun owned approximately 49.8% of the Company’s common stock (see Note 2

“Acquisition of Altron”). During the six months ended September 30, 2005, the Company purchased approximately $6,588,000 of merchandise inventory (net of product returns) from these companies, representing a significant portion of the Company’s total inventory purchases. No payments were made during this period.

In March 2005, the Company issued a note payable to FJR, an affiliate of Global Sun, in the amount of $500,000. The note was originally scheduled to mature on September 21, 2005, however, the maturity date was extended to March 21, 2006. Interest is payable monthly at 8% per annum, however no payments had been made as of September 30, 2005.

In December 2004, the Company entered into consulting and license agreements with companies owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders (see Note 12). The Company incurred fees of approximately $240,000 and $121,000 during the six months ended September 30, 2005 and 2004, respectively, and owed approximately $165,000 to these companies at September 30, 2005.

11.	Capital Stock

Preferred stock

The Company has 5,050,000 shares of $.0001 par value preferred stock authorized and no shares issued or outstanding at September 30, 2005.

Common stock

The Company has 195,000,000 shares of $.0001 par value common stock authorized and 22,592,859 shares issued and outstanding at September 30, 2005.

Unissued common stock

In October 2005, the Company entered into a severance agreement with Terry Washburn, the Company’s former Chief Executive Officer, under which he was granted 350,000 shares of the Company’s common stock. As such grant relates to prior services provided by Mr. Washburn, the Company has recorded an accrual of $525,000 at September 30, 2005, which approximates the fair market value of the shares issued to Mr. Washburn as of the grant date. Such amount has been recorded as noncash severance expense during the three and six months ended September 30, 2005 in the accompanying condensed consolidated statements of operations.

Treasury stock to be returned for cancellation

At September 30, 2005, treasury stock to be returned for cancellation represents the net effect of the transactions described in Note 2 relating to the LGS Purchase and non-performance by LGS. Such transactions are summarized below:

Common stock that was expected to be issued for:

Liabilities assumed in excess of assets transferred on June 17, 2005, representing the sale of the jewelry store operations to LGS (see Note 2 “Sale of Retail Stores to LGS Holdings and Subsequent Events”)	$1,021,249

Common stock to be returned by LGS for cancellation, consisting of the following:

Funding provided to LGS to satisfy liabilities assumed by LGS in the June 17, 2005 purchase of Spotlight and jewelry store operations (see Note 2 “Sale of Retail Stores to LGS Holdings and Subsequent Events”)	$1,608,211

Reserve, representing additional funding the Company expects to provide to LGS as assistance in reducing creditor liabilities assumed by LGS in the June 17, 2005 transaction (see Note 2 “Sale of Retail Stores to LGS Holdings and Subsequent Events”)	2,000,000

Total common stock to be returned for cancellation	$3,608,211

Net treasury stock to be returned for cancellation	$2,586,962

Stock subscriptions receivable

As a part of the acquisition of Altron (see Note 2 “Acquisition of Altron”), the Company acquired a $5,000,000 stock subscription receivable, which had a balance of $1,359,041 at September 30, 2005. Since September 30, 2005, a total of $774,980 of this balance has been collected and is included as a current asset in the accompanying condensed consolidated balance sheet.

In addition, the Company has note receivables from Brad Berdow, Vice President – Business Development of USN TV, and Todd Southwick, former Vice President – Merchandising of USN TV, in the aggregate amount of $158,600 for the purchase of 610,000 shares of the Company’s common stock, which are included as a component of stockholders’ deficit in stock subscriptions receivable in the accompanying condensed consolidated balance sheet. The notes are due each January 2 in four annual installments of $39,650 plus interest at 3.56%. If Mr. Berdow remains employed by USN TV on each January 2 anniversary date, USN has agreed to forgive the current installment due plus accrued interest. Mr. Southwick resigned from his position in August 2005, however continues to assist the Company in product merchandising under a consulting agreement.

Stock option plans

Options which were outstanding when the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the Plan. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the Plan.

12.	Commitments and Contingencies

The Company has two office sub-leases which require a combined monthly payment of $18,000 through June 2006. The space includes a broadcast facility, warehouse, distribution center and corporate office.

The Company has a number of media contracts which are contingent upon making the required payment for air time in advance.

In December 2004, the Company entered into a consulting agreement with Archetype LLC, an entity owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders. This agreement provided for consulting fees in the amount of $30,000 per month. This agreement was terminated on August 3, 2005, however, Messrs. Kelly and Reinstein have continued to perform services to the Company on a month-to-month basis.

In December 2004, the Company also entered into a lease, license and software support agreement with Transact Media Corporation, another entity owned by Messrs. Kelly and Reinstein. This agreement provides for monthly payments of $10,000 through December 17, 2005.

13.	Legal

USN will remain subject to the jurisdiction of the Bankruptcy Court until it makes its final payment to unsecured creditors, which is scheduled for January 2006.

USN had been a party to a number of disputes arising from the bankruptcy, principally with former landlords. Management of the Company believes that it has provided an adequate accrual for any potential loss that might result (see Note 9).

As more fully described in Note 2, the Company has established a $2,000,000 contingency reserve as of September 30, 2005 relating to certain liabilities assumed by LGS, the purchaser of Spotlight and the jewelry store operations in June 2005. Management of the Company does not believe that LGS has satisfactorily performed its obligations under the purchase agreement. Therefore, to reduce the risk of potential claims being filed against the Company as a result of LGS’ non-performance, the Company has provided and may continue to provide LGS with funding to settle various liabilities which were assumed by LGS. The reserve established as of September 30, 2005 represents management’s estimate of the amount of Company assets which may be used to settle such claims. The Company believes that it has established an adequate reserve for this anticipated funding. However, the actual amount of funding required may differ from this estimate.

The Company is subject to pending litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

14.	Segment Information

The Company reports segment information based upon the management approach, designating the internal reporting used by management for making operating decisions and assessing performance. Continuing operations currently includes only one segment, the retail operations of USN TV.

15.	Going Concern

At September 30, 2005, the Company had a working capital deficit of $5,169,261. The Company had a net loss of $2,967,508 and $5,264,333 for the three and six months ended September 30, 2005, respectively, and a net loss of $5,804,666 for the fiscal year ended March 31, 2005. The Company does not have sufficient cash flows from its operations to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unable to raise additional funds through private placement sales of its common stock, or (iii) unable to borrow additional funds, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed, or if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted. These condensed consolidated financial statements included in this report do not include any adjustments that may result from the outcome of these uncertainties.

16.	Subsequent Events

On October 18, 2005, Terry Washburn resigned as the Company’s Chief Executive Officer and Chairman of the Board. At the same time, Mark Miller was appointed the Company’s new Chief Executive Officer and Chairman of the Board. On September 29, 2005, the Board of Directors ratified the general terms of Mr. Washburn’s severance package and on October 31, 2005, the Company entered into a separation agreement with Mr. Washburn, concurrent with his resignation from the Board of Directors. The Company agreed to pay a total of $58,500, less any applicable withholding taxes, in nine equal installments commencing on November 5, 2005 through and including March 5, 2006. Such amount has been accrued as of September 30, 2005, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet.

In addition to the cash severance package, the Company also granted Mr. Washburn 350,000 shares of the Company’s common stock. As a result, the Company accrued additional compensation expense of $525,000 during the three and six months ended September 30, 2005, representing an approximation of the fair market value of the shares on the grant date. Such amount is presented as noncash severance expense in the accompanying condensed consolidated statements of operations.

On October 18, 2005, the Company entered into an employment agreement with Mark Miller, whereby in addition to his base salary and customary executive benefits, Mr. Miller was granted options to purchase 100,000 shares of common stock in the Company at $.01 per share. Such shares will be issued on the earlier of January 1, 2006, or the date or Mr. Miller’s termination of employment. Mr. Miller was also granted 400,000 stock options, which were set at an exercise price of $1.50 per share and will vest ratably 1/48th per month over a 48 month vesting period; provided that, as of each relevant vesting date, Mr. Miller is then employed by the Company.

Prior to his appointment as the Company’s Chief Executive Officer and new Chairman of the Board, Mr. Miller served as a consultant to the Company for the period October 1, 2005 through October 17, 2005. Pursuant to a consulting agreement dated October 1, 2005, Mr. Miller assisted the Company in product merchandising and strategic planning, receiving $12,500 in compensation for his services. This agreement terminated on October 18, 2005, concurrent with his appointment as the Company’s Chief Executive Officer.

On November 21, 2005, the Company entered into two agreements with LGS (see Note 2 “Sale of Retail Stores to LGS Holdings and Subsequent Events”).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Through our wholly-owned subsidiary, USN TV, we are a retailer of consumer products, such as jewelry, watches, coins and other collectibles, through interactive electronic media using broadcast, cable and satellite television and the Internet. Our programming is transmitted by fiber or satellite to cable television systems, direct broadcast satellite systems, including DirecTV, and television broadcasting stations across the United States. We also market our products through the Internet. Revenues are primarily generated from sales of merchandise offered through our television home shopping programming.

We generally organize our programming by product or theme, so that each program will focus on a particular product or product grouping, such as jewelry or watches. Each program uses a show-host approach, with the host conveying information about the products. The viewers can purchase any product we offer, subject to availability. As a result of our shift to 24 hours of live programming per day in September 2005, we now maintain a 24 hour call center to take and process orders. We believe that the visual appeal of our jewelry, watches and other collectibles, when presented in an attractive format on television and the Internet, serves as a driver of sales.

USN TV, owner of our “Ultimate Shopping Network”, commenced operations in April 2003 with nine hours of live programming per week. In May 2004, USN TV increased its programming to 72 hours per week. In late September 2005, we became a 24-hour home shopping network on DirecTV, and now maintain a 24-hour call center to take and process orders. Our “Ultimate Shopping Network” currently broadcasts in over 29 million homes nationwide, which includes over 14 million DirecTV subscribers, 5.0 million cable subscribers and 10.9 million Dish Network/Echostar subscribers.

We plan to add additional media outlets in order to further expand the business and gain efficiencies on our existing infrastructure. Additionally, we plan to add additional product categories in the fourth quarter of our fiscal year ending March 31, 2006, which we believe will increase revenues, operating margins and provide the foundation for generating profit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash and cash equivalents were $186,212 at September 30, 2005.

Net cash flow used in operating activities was $1,708,835 and $1,045,052 for the six months ended September 30, 2005 and 2004, respectively. Net cash flow for the six month period ended September 30, 2005 includes $241,620 in net cash used in discontinued operations, relating to our retail store operations which were discontinued in December 2004. The increase in cash flow used in continuing operations is primarily due to the $3,344,501 increase in net loss, offset by a decrease in inventory product payments.

Net cash flow used in investing activities was $51,111 and $180,433 for the six months ended September 30, 2005 and 2004, solely reflecting capital expenditures made during these periods.

Net cash flow provided by financing activities was $1,934,217 and $1,212,000 during the six months ended September 30, 2005 and 2004, respectively. Net cash flow for the six month period ended September 30, 2005 includes $44,531 in net cash used in discontinued operations, relating to our retail store operations which were discontinued in December 2004. Net cash flow from continuing operations for the six months ended September 30, 2005 primarily reflects the net effect of (i) stock subscription receivable collections of $3,640,959, and (ii) $1,608,211 in advances to LGS and $54,000 in principal repayments on a related party note payable. For the six months ended September 30, 2004, net cash flow provided by financing activities solely reflects the proceeds from several notes payable we issued.

GOING CONCERN

At September 30, 2005, we had a working capital deficit of $5,169,261. We had a net loss of $2,967,508 and $5,264,333 for the three and six months ended September 30, 2005, respectively, and a net loss of $5,804,666 for the fiscal year ended March 31, 2005. We do not have sufficient cash flows from operations to meet our obligations currently due within the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

The table set forth below summarizes our operating results for the three and six month periods ended September 30, 2005 and 2004, respectively.

	Three Months Ended Sept 30,		Six Months Ended Sept 30,
	2005	2004	2005	2004
Product sales	$6,339,103	$2,175,412	$11,649,158	$3,553,430
Cost of sales	4,096,813	1,313,344	7,547,276	2,271,765

Gross profit	2,242,290	862,068	4,101,882	1,281,665

Costs and expenses:
Selling and distribution	3,671,784	1,736,424	6,794,656	2,605,146
General and administrative	991,315	260,424	1,810,538	399,838
Noncash severance expense	525,000	—	525,000	—
Net interest expense	12,243	975	31,271	1,219
Other expense	9,456	—	9,456	—

Total operating expenses	5,209,798	1,997,823	9,170,921	3,006,203

Loss from continuing operations	(2,967,508)	(1,135,755)	(5,069,039)	(1,724,538)
Discontinued operations:
Loss from discontinued operations	—	—	(195,294)	—

Loss from discontinued operations	—	—	(195,294)	—

Net loss	$(2,967,508)	$(1,135,755)	$(5,264,333)	$(1,724,538)

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

SALES – During the three months ended September 30, 2005, sales increased $4,163,691, or 191%, from the prior year period. The increase in sales is primarily attributable to the additional programming hours noted above and an increased assortment of product merchandise. Prior to May 2004, USN’s sales came from 12 hours of weekly programming. In September 2005, we increased our programming to 24 hours per day.

COST OF SALES – Cost of sales consists primarily of the direct cost of product. During the three months ended September 30, 2005, cost of sales totaled $4,096,813, an increase of $2,783,469 (212%) from the prior year period, which is consistent with the sales increase in the same period. Gross profit increased to $2,242,290 during the three months ended September 30, 2005, from $862,068 during the prior year period. The gross profit percentage, however, decreased to 35.4% during the three months ended September 30, 2005, from 39.6% during the prior year period. The decrease in our gross profit percentage was primarily the result of introducing a substantial amount of diamond jewelry to our product mix, which generated lower margins than we anticipated. Since September 30, 2005, we have strengthened our merchandising department and enhanced our product assortment, which will allow us to more effectively merchandise our programs and generate greater product margins.

SELLING AND DISTRIBUTION EXPENSES – Selling and distribution costs totaled $3,671,784, an increase of $1,935,360 (115%) during the three months ended September 30, 2005, as compared to the prior year period. The increase is primarily the result of:

i)	a $1,134,684 increase in operating media costs, which is the result of the change from 12 hours of weekly programming to over 100 weekly hours in May 2005, and the further expansion to over 24 hours of live programming per day in September 2005,

ii)	a $413,424 increase in labor costs due to additional show hosts and call center staff hired since September 30, 2004 to support the increase in programming hours,

iii)	a $195,031 increase in shipping costs, which is consistent with the increase in sales, and

iv)	increases in other expenses associated with overall sales growth.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) – G&A totaled $991,315, an increase of $730,891 (281%) during the three months ended September 30, 2005, as compared to the prior year period. This increase was primarily due to (i) a $158,046 increase in labor costs, resulting from the addition of new personnel to support the growth of the business, (ii) a $209,832 increase in professional fees, which is primarily comprised of attorney and accounting costs, and (iii) increases in other general expenses associated with the overall growth in sales.

NONCASH SEVERANCE EXPENSE – In October 2005, we entered into a severance agreement with Terry Washburn, the Company’s former Chief Executive Officer, under which he was granted 350,000 shares of common stock. As such grant relates to prior services provided by Mr. Washburn, we recorded an accrual of $525,000 at September 30, 2005, which approximates the fair market value of the shares issued to Mr. Washburn as of the grant date. No such accrual was required during the three months ended September 30, 2004.

SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

SALES – During the six months ended September 30, 2005, sales increased $8,095,728, or 228%, from the prior year period. The increase in sales is primarily attributable to additional programming hours and a greater assortment of product merchandise. Prior to May 2004, USN’s sales came from 12 hours of weekly programming. In September 2005, we increased our programming to 24 hours per day.

COST OF SALES – Cost of sales consists primarily of the direct cost of product. During the six months ended September 30, 2005, cost of sales totaled $7,547,276, an increase of $5,275,511 (232%) from the prior year period, which is consistent with the sales increase in the same period. Gross profit increased to $4,101,882 during the six months ended September 30, 2005, from $1,281,665 during the prior year period. The gross profit percentage, however, decreased slightly to 35.2% during the six months ended September 30, 2005, from 36.1% during the prior year period.

SELLING AND DISTRIBUTION EXPENSES – Selling and distribution costs totaled $6,794,656, an increase of $4,189,510 (161%) during the six months ended September 30, 2005, as compared to the prior year period. The increase is primarily the result of:

i)	a $2,630,548 increase in operating media costs, which is the result of the change from 12 hours of weekly programming to over 100 weekly hours in May 2005, and the further expansion to over 24 hours of live programming per day in September 2005,

ii)	a $877,702 increase in labor costs due to additional show hosts and call center staff hired during the quarter to support the increase in programming hours,

iii)	a $288,770 increase in shipping costs, which is consistent with the increase in sales, and

iv)	increases in other expenses associated with overall sales growth.

GENERAL AND ADMINISTRATIVE EXPENSE (G&A) – G&A totaled $1,810,538, an increase of $1,410,700 (353%) during the six months ended September 30, 2005, as compared to the prior year period. This increase was primarily due to (i) a $450,427 increase in labor costs, resulting from the addition of new personnel to support the growth of the business, (ii) a $368,684 increase in professional fees, which is primarily comprised of attorney and accounting costs, and (iii) increases in other general expenses associated with the overall growth in sales.

NONCASH SEVERANCE EXPENSE – In October 2005, we entered into a severance agreement with Terry Washburn, the Company’s former Chief Executive Officer, under which he was granted 350,000 shares of common stock. As such grant relates to prior services provided by Mr. Washburn, we recorded an accrual of $525,000 at September 30, 2005, which approximates the fair market value of the shares issued to Mr. Washburn as of the grant date. No such accrual was required during the six months ended September 30, 2004.

DISCONTINUED OPERATIONS – Discontinued operations include the net earnings from operating 14 jewelry stores for the period April 1, 2005 to June 16, 2005. On June 17, 2005, we sold our retail stores to LGS.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is in fact recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective at a reasonable assurance level.

(b) Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting or in any other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

On August 1, 2005, the Company hired Anthony Runnels as its Chief Financial Officer. Mr. Runnels replaced Terry Washburn as the Company’s principal accounting officer.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Page 30

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Page 31

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	Page 32

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	Page 33

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USN CORPORATION

Date: November 21, 2005	By:	/s/ Anthony Runnels
Anthony Runnels
Chief Financial Officer