Form 10QSB
period 2005-12-31
USN CORP
filed 2006-02-21
CIK 879206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005

OR

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the Transition Period from                      to

Commission File Number 33-42701

USN CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	84-1186026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 North O’Connor, Suite 200, Irving, Texas 76039

(Address of principal executive offices)

Issuer’s Telephone Number, Including Area Code (310) 201-9900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐.

The number of shares of registrant’s common stock outstanding, par value $.0001 per share, as of February 15, 2006, was 22,972,859 shares.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒.

USN Corporation and Subsidiaries

USN Corporation and Subsidiaries

Condensed Consolidated Balance Sheet

December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$49,182
Restricted cash	933,997
Accounts receivable	126,062
Inventory	3,422,626
Prepaid expenses and other assets	292,788

Total current assets	4,824,655
Property and equipment, net	289,261
Deposits and other long-term assets	94,550

Total assets	$5,208,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,119,381
Accrued expenses and other liabilities	4,721,276
Notes payable	750,000
Due to affiliates	174,714

Total current liabilities	13,765,371
Deferred compensation	581,278

Total liabilities	14,346,649

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; 195,000,000 shares authorized; 22,972,859 shares issued and outstanding	2,297
Additional paid in capital	10,156,081
Treasury stock to be returned for cancellation	(2,909,113)
Stock subscriptions receivable	(742,661)
Accumulated deficit	(15,644,787)

Total stockholders’ deficit	(9,138,183)

Total liabilities and stockholders’ deficit	$5,208,466

See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Dec 31,		Nine Months Ended Dec 31,
	2005	2004	2005	2004
Product sales	$8,910,321	$4,036,790	$20,559,479	$7,590,220
Cost of sales	6,231,753	2,627,009	13,779,029	4,898,774

Gross profit	2,678,568	1,409,781	6,780,450	2,691,446
Costs and expenses:
Selling and distribution	4,599,808	2,749,944	11,394,464	5,355,090
General and administrative	1,340,808	512,568	3,151,346	912,406
Noncash compensation expense	703,778	—	1,228,778	—
Net interest expense	12,730	12,956	44,001	14,174
Other income	(97,151)	—	(87,695)	—

Total operating expenses	6,559,973	3,275,468	15,730,894	6,281,670

Loss from continuing operations	(3,881,405)	(1,865,687)	(8,950,444)	(3,590,224)
Discontinued operations:
Loss from discontinued operations	—	(58,359)	(195,294)	(58,359)

Loss from discontinued operations	—	(58,359)	(195,294)	(58,359)

Net loss	$(3,881,405)	$(1,924,046)	$(9,145,738)	$(3,648,583)

Net loss per share, basic and diluted:
Continuing operations	$(0.17)	$(0.28)	$(0.47)	$(0.66)
Discontinued operations	—	(0.01)	(0.01)	(0.01)

Net loss per share, basic and diluted	$(0.17)	$(0.29)	$(0.48)	$(0.67)

Weighted Average Shares Outstanding	22,927,424	6,696,619	19,125,390	5,467,778

See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(9,145,738)	$(3,648,583)
Loss from discontinued operations	195,294	58,359

Loss from continuing operations	(8,950,444)	(3,590,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,630	20,170
Noncash compensation expense	1,228,778	—
Noncash director compensation	120,500	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Restricted cash	(501,009)	(316,381)
Accounts receivable	(55,141)	(110,997)
Inventories	(1,878,457)	(622,805)
Prepaid expenses and other assets	(112,726)	(15,449)
Due to/from affiliate	1,068,607	110,722
Accounts payable	7,061,463	374,517
Accrued expenses and other liabilities	514,446	1,390,144

Net cash used in continuing operations	(1,460,353)	(2,760,303)
Net cash (used in) provided by discontinued operations	(241,620)	126,790

Net cash used in operating activities	(1,701,973)	(2,633,513)

Cash flows from investing activities:
Capital expenditures	(145,466)	(211,100)
Loan made	—	(20,000)

Net cash used in continuing operations	(145,466)	(231,100)
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(145,466)	(231,100)

Cash flows from financing activities:
Loan proceeds from related party	—	54,000
Cash received in excess of cash paid in acquisition of USN Corporation	—	620,667
Proceeds from issuance of convertible note	—	3,045,985
Treasury stock to be received for management services	(97,151)	—
Advances to LGS Holdings	(2,335,577)	—
Repayment of notes payable	—	(66,000)
Repayment of note payable to related party	(54,000)	—
Collections on stock subscription receivable	4,415,939	—

Net cash provided by continuing operations	1,929,211	3,654,652
Net cash used in discontinued operations	(44,531)	(747,457)

Net cash provided by financing activities	1,884,680	2,907,195

Net increase in cash and cash equivalents	37,241	42,582
Cash and cash equivalents, beginning of period	11,941	44,619

Cash and cash equivalents, end of period	$49,182	$87,201

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

Bankruptcy and Reorganization

On October 10, 2003, USN filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) (Case No. LA 03-36445-EC). USN continued to manage its properties and operate its businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until December 12, 2004, when its plan of reorganization (“Plan”) was approved by the Bankruptcy Court. At that time, USN’s only business was the ownership and management of retail jewelry stores. USN did not engage in USN TV’s current business of the sale of consumer products over television and the Internet until the Plan was approved.

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

Petition to Retroactively Modify Bankruptcy Plan

On February 9, 2006, USN submitted a Motion for Order Confirming Second Amended Plan (the “Motion”) to the United States Bankruptcy Court, Central District of California, Los Angeles Division (the “Bankruptcy Court”) in order to clarify certain ambiguities in the Plan.

The Plan originally contemplated that upon the effective date, USN would issue, or reserve for issuance, an aggregate of 7,500,000 shares to various creditors and other parties. The Plan also provided for certain actions with respect to USN’s Articles of Incorporation. In particular, the Plan included two provisions:

•	the Plan authorized the Board of Directors of USN, without further corporate action, to take any and all action necessary or appropriate to effectuate any amendments to USN’s Articles of Incorporation consistent with the Plan; and

•	the Plan stated that USN’s Articles of Incorporation shall be amended, and deemed amended, to authorize the issuance of 7,500,000 shares of common stock as of the effective date.

Acting in good faith, USN interpreted the first provision above to allow it to set forth in the Articles of Incorporation a number of authorized shares of capital stock in excess of the 7,500,000 shares contemplated by the second provision above. USN viewed the second provision as relating not to the number of shares of capital stock available for issuance from time to time, but instead to the shares contemplated by the Plan to be issued as of its effective date.

Accordingly, upon effectiveness of the Plan on December 13, 2004, USN filed an amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Colorado which purported to authorize 200,050,000 shares of stock, of which 195,000,000 were shares of common stock and 5,050,000 were shares of preferred stock. This amendment to the Articles of Incorporation was not submitted to USN’s shareholders for approval, as it otherwise would need to be, in reliance on the authority granted to USN’s board of directors pursuant to the Plan to take any and all action necessary or appropriate to effectuate any amendments to USN’s Articles of Incorporation consistent with the Plan.

Subsequent to the filing the Certificate of Amendment and in reliance thereon, USN has from time to time issued an aggregate of 15,472,859 shares of common stock to a limited number of investors in private placements.

USN has determined to request that the Bankruptcy Court resolve any ambiguities under the Plan. Accordingly, USN has submitted the Motion to the Bankruptcy Court to request a finding, retroactively effective as of the effective date of the Plan, that the Board of Director’s of USN was authorized to file the Certificate of Amendment without further corporate action pursuant to the authority of the Plan. If the Bankruptcy Court approves the Motion, then USN will file a certificate of correction with the Secretary of State of the State of Colorado to clear up, other, unrelated minor issues. If the Bankruptcy Court does not approve such a finding, however, USN will be required to consider and take other remedial action. USN cannot predict the outcome of the motion before the Bankruptcy Court. If the Bankruptcy Court does not approve the motion, USN cannot predict the effect of any other remedial action, although any such action could have a material adverse effect on USN’s financial condition and results of operations.

Acquisition of USN TV

As part of the reorganization, USN acquired all of the outstanding shares of capital stock of USN TV, and USN TV became a wholly-owned subsidiary of USN. This acquisition provided USN the opportunity to sell its consumer products over television and the Internet, as USN TV had already been engaged in this business since April 2003. In consideration for this acquisition, USN issued an aggregate of 5,539,655 shares of USN’s common stock to Michael Reinstein, Brian Kelly, Phillip Wasserman, and the Philip Roy Fund, the shareholders of USN TV at the time (“USN TV Shareholders”). The issuance of such shares by USN to the USN TV Shareholders was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Bankruptcy Code. USN also entered into a registration rights agreement with the USN TV Shareholders, pursuant to which USN has agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale, from time to time, of the shares of USN common stock held by the USN TV Shareholders.

For accounting purposes, the transaction was treated as the issuance of stock by USN TV for the net monetary assets of USN, accompanied by a recapitalization of USN TV. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical operations prior to December 13, 2004, are those of USN TV.

Acquisition of Altron

On June 17, 2005, USN entered into a stock purchase agreement with Global Sun Enterprises, Ltd. (“Global Sun”), pursuant to which USN acquired all of the issued and outstanding shares of Altron Limited (“Altron”). The Altron acquisition provided four primary benefits to USN. First, at the time of USN’s acquisition of Altron, Altron’s net assets consisted primarily of a $5,000,000 stock subscription receivable. As of December 31, 2005, a balance of $584,061 remained payable to USN. Second, Altron is a source of additional product for the Company. Altron allows the Company to satisfy a larger portion of its inventory supply needs by enabling the Company to purchase loose diamonds, gems and finished jewelry directly from manufacturers rather than purchasing on consignment. This shift in the Company’s inventory purchasing arrangement should ultimately result in improvements to both gross margins and operating margins. Also, Altron could ultimately allow USN to manufacture finished jewelry. Lastly, Altron provides the Company with the ability to sell certified diamonds, both loose and in finished settings. As of December 31, 2005, the Company had sourced an aggregate of approximately $4,388,000 of product (net of returns) through Altron since the Altron acquisition.

In consideration for the acquisition of Altron, USN issued 11,251,244 shares of USN common stock to Global Sun. Immediately after the acquisition, Global Sun owned approximately 49.8% of USN’s outstanding common stock. USN issued such shares in a private placement exempt from the registration requirements of the Securities Act and also entered into a registration rights agreement with Global Sun, pursuant to which USN has agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of common stock issued to Global Sun. Global Sun’s ownership percentage could increase to over 50.0% by March 31, 2006 due to treasury stock that is to be returned from LGS Holdings, Inc. (“LGS”) per a definitive agreement executed on November 21, 2005 (described below).

Sale of Retail Stores to LGS Holdings

a.	Decision to Sell Retail Stores.

After the implementation of the Plan, discussed above, the Company was engaged in the sale of jewelry through two distinct operations: (i) a chain of 14 retail stores, and (ii) the television and internet distribution network acquired in the USN TV transaction. In December 2004, immediately after approval of the Plan, management approved a plan to dispose of its retail store operations. In January 2005, the USN board of directors unanimously ratified management’s plan to immediately dispose of its retail store operations.

b.	LGS Purchase.

On June 17, 2005, the Company entered into an asset purchase agreement with LGS, which was amended on August 2, 2005, under which LGS acquired all of the Company’s 14 retail jewelry outlets. In addition, in a separate agreement, LGS purchased Spotlight, LLC (“Spotlight”) from Messrs. Kelly and Reinstein. Spotlight had helped the Company obtain product from time to time, with the costs charged by product vendors being passed through to the Company at cost and at no profit to Spotlight or Messrs. Kelly and Reinstein. At the time of the purchase of Spotlight by LGS, the Company owed Spotlight approximately $3,990,000, and Spotlight at the time was one of the Company’s major creditors. As a result of these transactions (collectively referred to as the “LGS Purchase”), the following occurred:

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

The net amount of $1,021,249 represents liabilities assumed in excess of assets transferred, and is included as a component of treasury stock to be returned for cancellation in the accompanying condensed consolidated balance sheet (see Note 13). At the time of the sale, the Company expected to issue the stock once a final determination of liabilities had been made. However, as more fully described below, no additional shares were issued. Additionally, no gain or loss was recognized on this transaction.

c.	Non-Performance by LGS.

After the closing of the LGS Purchase, USN grew increasingly concerned that LGS was not performing its obligations under the LGS Purchase. In particular, management believed that LGS failed to satisfy any portion of the $2.6 million in liabilities it assumed from the Company relating to Spotlight. Any such non-performance would have adversely affected the Company for a number of reasons. First, some of the obligations and liabilities assumed by LGS consisted of obligations pursuant to contracts to which USN was a party, and if LGS did not perform under such contracts then the third parties thereto could look to USN for satisfaction. Second, many of the obligations and liabilities assumed by LGS were owed to suppliers of product for the Company, and the Company needed to maintain an effective working relationship with these suppliers. If LGS did not perform its obligations to such sources, the Company’s ability to acquire product could be adversely effected.

Because of the need to preserve the Company’s relationships with its third party creditors and the Company’s contractual status with such creditors, the Company has provided $2,335,577 in funding (consisting of cash and merchandise inventory) to LGS in order to reduce the outstanding liabilities initially assumed by LGS. This amount is included as a component of treasury stock to be returned for cancellation in the accompanying condensed consolidated balance sheet (see Note 13).

d.	Amendment of LGS Agreements.

As a result of the non-performance by LGS of certain of its obligations under the LGS Purchase, the Company and LGS agreed to amend the USN – LGS agreements. On November 21, 2005, USN and LGS entered into the following two agreements:

•	an Amendment to Amended and Restated LGS Asset Purchase Agreement, pursuant to which (i) LGS agreed to return 1,208,422 shares of USN common stock to USN for cancellation in exchange for USN’s agreement to re-assume the liabilities owed to Spotlight or third parties in connection with Spotlight, all of which had been assumed by LGS in the LGS Purchase, and (ii) LGS retained ownership of the retail stores and responsibility for the liabilities associated therewith; and

•	a Consulting Agreement, under which USN agreed to (i) provide certain services to LGS in connection with the retail stores owned by LGS and (ii) assist LGS in the closing or sale of the retail stores by December 31, 2005, in exchange for the delivery by LGS of 10,000 shares of USN common stock, per month, to USN for cancellation.

By December 31, 2005, USN had completed assisting LGS in the close or sale of the remaining retail stores. Therefore, USN’s obligations under the Consulting Agreement expired on this date. USN estimates that it will receive 64,767 shares of USN common stock from LGS (for cancellation), as consideration for providing management and closing services during the consulting period. The Company estimates the fair market value of these shares to be approximately $97,000, which is presented as other income in the accompanying condensed consolidated statements of operations.

As a result of the foregoing, the Company established a contingency reserve on September 30, 2005, representing management’s estimate of the amount of funding it may need in order to settle claims brought by previous Spotlight vendors and creditors of the jewelry stores as a result of non-performance by LGS. The reserve balance was $1,497,634 as of December 31, 2005, and is included as component of accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet (see Note 10). The Company believes that it has established an adequate reserve based on the amount it estimates is needed to satisfy the remaining liabilities owed to previous vendors and creditors of Spotlight and the retail stores. However, the actual amount of funding required may differ from management’s estimate.

3.	Basis of Presentation

a.	Discontinued Operations

In December 2004, immediately after the acquisition of USN TV, management of the Company approved a plan to dispose of the retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN TV. On June 17, 2005, the Company completed the sale of its retail stores to LGS (see Note 2 “Sale of Retail Stores to LGS Holdings”). Accordingly, the net results of operations for the jewelry store operations are included in discontinued operations for the three and nine month periods ended December 31, 2005 and 2004.

b.	Fiscal Year

Prior to the acquisition of USN TV by USN, USN’s fiscal year was a 52/53-week period ending on the last Sunday in January. With the acquisition of USN TV, the Company adopted the March 31 fiscal year-end used by USN TV.

c.	Unaudited Interim Financial Statements

The consolidated financial statements include the accounts of USN and its direct, wholly owned subsidiaries, USN TV and Altron. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

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

4.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2005, cash equivalents consist of money market accounts and business checking accounts.

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

The Company satisfies the majority of its inventory supply needs through direct purchase or right-of-return arrangements with vendors. Currently, the Company uses consignment arrangements with vendors to satisfy a smaller portion of its inventory needs.

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue and Cost Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue related to merchandise sales is recognized when the product is shipped, reduced by a provision for returns, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” The provision for sales returns is based on historical evidence of the Company’s historical return rate. Payments received for unfilled orders are reflected as a component of accrued expenses and other liabilities.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded as revenue in the accompanying statements of operations in accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The Company classifies shipping and handling costs in the accompanying statements of operations as a component of selling and distribution costs. Shipping and handling costs amounted to $208,127 and $143,918 during the three months ended December 31, 2005 and 2004, respectively, and $601,796 and $248,816 during the nine months ended December 31, 2005 and 2004, respectively.

Stock Option Plans

The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant. However, the Company has recognized $703,778 and $1,228,778, in compensation expense for the three and nine months ended December 31, 2005, respectively, in the accompanying condensed consolidated statements of operations. Such noncash compensation expense primarily relates to stock grants to Brad Berdow, Vice President – Business Development and General Counsel, Terry Washburn, former Chief Executive Officer and several non-executive employees. Additionally, noncash compensation expense includes option grants to Mark Miller, the Company’s current Chief Executive Officer and Chairman of the Board. Noncash compensation expense for the grants was recorded based on the fair value of USN’s common stock as of the respective grant dates. Compensation expense related to Mr. Miller’s option grants is deferred and amortized to expense over the vesting period of the related options.

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

Options and warrants issued to non-employees are accounted for under SFAS No. 123. For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS No. 123.

The Company has elected to account for stock options to employees under APB Opinion No. 25, and has adopted the disclosure-only requirements of SFAS No. 123. Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net loss and net loss per share would have been as follows:

	Three Months Ended Dec 31,		Nine Months Ended Dec 31,
	2005	2004	2005	2004
Net loss, as reported	$(3,881,405)	$(1,924,046)	$(9,145,738)	$(3,648,583)
Add: Noncash employee compensation, as reported	703,778	—	1,228,778	—
Deduct: Noncash employee compensation determined under fair-value-based method	(712,330)	—	(1,237,331)	—

Pro forma net loss	$(3,889,957)	$(1,924,046)	$(9,154,291)	$(3,648,583)

Net loss per share:
Basic and diluted - as reported	$(0.17)	$(0.29)	$(0.48)	$(0.67)

Basic and diluted - pro forma	$(0.17)	$(0.29)	$(0.48)	$(0.67)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Share-Based Payment” (“SFAS No. 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The statement will be effective for the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2006. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R).

Net Loss Per Share

The Company has adopted SFAS No. 128, “Earnings Per Share” which establishes standards for computing and presenting earnings per share (“EPS”) for entities with publicly held common stock. These standards require presentation of two categories of EPS — basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Any potential dilutive securities are antidilutive for the three and nine months ended December 31, 2005 and 2004. Accordingly, basic and diluted EPS are the same for each period.

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

Fair Value Determination

Financial instruments consist of cash, money market investments, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29,” (“SFAS No. 153”). SFAS No. 153 requires all nonmonetary exchanges to be recorded at fair value, unless the assets exchanged do not have commercial substance. A nonmonetary exchange has commercial substance under SFAS No. 153 if future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for all nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” previously stated that “under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that these items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a significant impact on its financial statements.

5.	Discontinued Operations

The net results of operations of the discontinued retail jewelry stores are included in the accompanying consolidated statements of operations under discontinued operations for the three and nine months ended December 31, 2005 and 2004, as summarized below.

	Three Months Ended Dec 31,		Nine Months Ended Dec 31,
	2005	2004	2005	2004
Revenues	$—	$304,841	$537,550	$304,841
Net loss	$—	$58,359	$195,294	$58,359

See Note 2 “Sale of Retail Stores to LGS Holdings.”

6.	Restricted Cash

As a part of its agreements with credit card companies, the Company maintains a deposit with the credit card companies, which amounted to $933,997 at December 31, 2005.

7.	Inventory

Inventory, which includes primarily jewelry, watches, coins and other collectibles, at December 31, 2005, consists of:

Finished products	$4,318,752
Raw materials	834,349

5,153,101
Less consigned inventory	(1,730,475)

Net inventories	$3,422,626

8.	Accounts Payable

Accounts payable, which primarily represents amounts owed to product vendors, amounted to $8,119,381 at December 31, 2005.

9.	Notes Payable

On March 23, 2005, the Company issued a note payable in the amount of $500,000 to FJR Holdings, Inc. (“FJR”), an affiliate of Global Sun. As of December 31, 2005, Global Sun owned approximately 49.0% of the Company’s outstanding common stock (see Note 2). The note was originally scheduled to mature on September 21, 2005, however the maturity date was extended to March 21, 2006. Interest is payable monthly at 8% per annum, however, no payments had been made as of December 31, 2005. The note is collateralized by USN’s accounts receivable and inventory, and is convertible into the Company’s common stock at a conversion rate of $2.00 per share.

On January 1, 2005, the Company issued a note payable to an individual in the amount of $250,000, which is due on December 31, 2006, with interest payable monthly at 6% per annum. No interest payments have been made as of December 31, 2005. The note is convertible into the Company’s common stock at a conversion rate of $0.50 per share.

10.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2005, consist of the following:

Customer refunds	$1,994,549
Spotlight and retail store liabilities (see Note 2)	1,497,634
Reserve for customer returns	247,336
Deferred revenue	259,832
Accrued payroll/benefits	318,305
Other	403,620

Total	$4,721,276

As more fully described in Note 2, the Company established a contingency reserve on September 30, 2005, representing management’s estimate of the amount of funding it may need in order to settle claims brought by previous Spotlight vendors and creditors of the retail jewelry stores as a result of non-performance by LGS. The reserve balance was $1,497,634 as of December 31, 2005, and is included as “Spotlight and retail store liabilities” in the table above. The Company believes that it has established an adequate reserve based on the amount it estimates is needed to satisfy the remaining liabilities owed to previous Spotlight vendors and creditors of the retail jewelry stores. However, the actual amount of funding required may differ from management’s estimate.

11.	Deferred Compensation

Deferred compensation totaled $581,278 as of December 31, 2005, and reflects the effect of the following transactions:

On October 18, 2005, the Company entered into an employment agreement with Mark Miller, the Company’s Chief Executive Officer, whereby in addition to his base salary and customary executive benefits, Mr. Miller was granted 500,000 stock options, of which 100,000 options vested immediately. During the three and nine months ended December 31, 2005, the Company recorded $209,278 in compensation expense for such options in accordance with APB Opinion No. 25, and is included as a component of deferred compensation in the accompanying condensed consolidated balance sheet.

On December 29, 2005, the Company entered into an employment agreement with Brad Berdow in connection with the election of Mr. Berdow as Vice President - Business Development and General Counsel. Mr. Berdow also serves as Secretary of the Company. In addition to his base salary and customary executive benefits, Mr. Berdow was granted 150,000 restricted stock units pursuant to the terms of the USN 2005 Stock Incentive Plan (see Note 13). The award provides that on January 2, 2007, Mr. Berdow will be entitled to receive from USN one share of USN common stock for each vested restricted stock unit. The restricted stock units vested immediately. As a result, the Company recorded additional compensation expense of $180,000 during the three and nine months ended December 31, 2005, representing the fair market value of the shares on the grant date. Such amount is also included in deferred compensation in the accompanying condensed consolidated balance sheet.

In December 2005, the Company also granted 160,000 restricted stock units pursuant to the terms of the USN 2005 Stock Incentive Plan to several non-executive employees, which amounted to an additional $192,000 in noncash compensation expense for the three and nine months ended December 31, 2005. Such amount is included in deferred compensation in the accompanying condensed consolidated balance sheet.

12.	Related Party Transactions

The Company had several transactions with related parties during the nine months ended December 31, 2005 and 2004.

The Company purchased approximately $3,693,000 and $3,450,000 of merchandise inventory during the nine months ended December 31, 2005 and 2004, respectively, from Spotlight, a company previously owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders. In addition, the Company made payments of approximately $1,380,000 and $2,375,000 to Spotlight during the nine months ended December 31, 2005 and 2004, respectively. Spotlight was sold to LGS (see Note 2 “Sale of Retail Stores to LGS Holdings”) in June 2005.

In addition, the Company had numerous transactions with several companies affiliated with Global Sun. As of December 31, 2005, Global Sun owned approximately 49.0% of the Company’s outstanding common stock (see Note 2 “Acquisition of Altron”). During the nine months ended December 31, 2005, the Company purchased approximately $4,306,000 of merchandise inventory (net of product returns) from these companies, representing a significant portion of the Company’s total inventory purchases. The Company made payments of approximately $1,280,000 during this period.

In March 2005, the Company issued a note payable to FJR, an affiliate of Global Sun, in the amount of $500,000. The note was originally scheduled to mature on September 21, 2005; however, the maturity date was extended to March 21, 2006. Interest is payable monthly at 8% per annum, however no payments had been made as of December 31, 2005.

In December 2004, the Company entered into consulting and license agreements with companies owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders (see Note 14). The Company incurred fees of approximately $360,000 and $257,000 during the nine months ended December 31, 2005 and 2004, respectively, and owed approximately $175,000 to these companies at December 31, 2005.

13.	Capital Stock

Preferred stock

The Company has 5,050,000 shares of $.0001 par value preferred stock authorized and no shares issued or outstanding at December 31, 2005.

Common stock

The Company has 195,000,000 shares of $.0001 par value common stock authorized and 22,972,859 shares issued and outstanding at December 31, 2005.

Treasury stock to be returned for cancellation

At December 31, 2005, treasury stock to be returned for cancellation represents the net effect of the transactions described in Note 2 relating to the LGS Purchase and non-performance by LGS. Such transactions are summarized below:

Common stock that was expected to be issued for:

Liabilities assumed in excess of assets transferred on June 17, 2005, representing the sale of the jewelry store operations to LGS (see Note 2 “Sale of Retail Stores to LGS Holdings”)	$1,021,249

Common stock to be returned by LGS for cancellation, consisting of the following:

Funding provided to LGS to satisfy liabilities assumed by LGS in the June 17, 2005 purchase of Spotlight and jewelry store operations (see Note 2 “Sale of Retail Stores to LGS Holdings”)	$2,335,577

Reserve, representing remaining amount the Company expects to fund to reduce creditor liabilities assumed by LGS in the June 17, 2005 transaction (see Note 2 “Sale of Retail Stores to LGS Holdings”)	1,497,634

Management income, pursuant to Consulting Agreement between USN and LGS, under which USN agreed to provide certain services to LGS in connection with the retail stores owned by LGS, in exchange for the delivery by LGS of 10,000 shares of USN common stock, per month, to USN for cancellation (see Note 2 “Sale of Retail Stores to LGS Holdings”).	97,151

Total common stock to be returned for cancellation	$3,930,362

Net treasury stock to be returned for cancellation	$2,909,113

Stock subscriptions receivable

As a part of the acquisition of Altron (see Note 2 “Acquisition of Altron”), the Company acquired a $5,000,000 stock subscription receivable, which had a balance of $584,061 at December 31, 2005.

In addition, the Company has note receivables from Brad Berdow, Vice President – Business Development, General Counsel and Secretary of USN, and Todd Southwick, former Vice President – Merchandising of USN TV, in the aggregate amount of $158,600 for the purchase of 610,000 shares of the Company’s common stock, which are included as a component of stockholders’ deficit in stock subscriptions receivable in the accompanying condensed consolidated balance sheet. The notes are due each January 2 in four annual installments of $39,650 plus interest at 3.56%. If Mr. Berdow remains employed by USN on each January 2 anniversary date, USN has agreed to forgive the current installment due plus accrued interest. Mr. Southwick resigned from his position in August 2005, however continues to assist the Company in product merchandising under a consulting agreement.

Stock option plans

Options which were outstanding when the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the Plan. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the Plan.

On December 15, 2005, the USN board of directors approved the adoption of the USN Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan allows for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards restricted stock unit awards, performance awards and qualified performance awards. The maximum number of shares of the Company’s common stock that may be issued under the 2005 Plan is 5,000,000, with a maximum of 1,000,000 shares, or $1,250,000 in the case of a qualified performance award, granted to any one participant during a calendar year. All employees and consultants of the Company, as well as those persons extended an offer of employment with the Company, are eligible to receive an award under the Plan. The compensation committee of the Board shall determine who is to be granted an award, what type of award and the number of shares or units to be awarded.

The 2005 Plan will become effective upon, and any grant is subject to and may not be exercised before, the approval by a majority of the Company’s stockholders (the “Effective Date”). Such approval must be made prior to the first anniversary of the Board adopting the 2005 Plan. If the 2005 Plan is so approved, the 2005 Plan will remain available for the grant of awards until the tenth anniversary of the Effective Date.

Petition to Retroactively Modify Bankruptcy Plan

As more fully described in Note 1, on February 9, 2006, USN submitted a Motion to the Bankruptcy Court, in order to clarify certain ambiguities in the Plan.

The Plan originally contemplated that upon the effective date, USN would issue, or reserve for issuance, an aggregate of 7,500,000 shares to various creditors and other parties. The Plan also provided for certain actions with respect to USN’s Articles of Incorporation. In particular, the Plan included two provisions:

•	the Plan authorized the Board of Directors of USN, without further corporate action, to take any and all action necessary or appropriate to effectuate any amendments to USN’s Articles of Incorporation consistent with the Plan; and

•	the Plan stated that USN’s Articles of Incorporation shall be amended, and deemed amended, to authorize the issuance of 7,500,000 shares of common stock as of the effective date.

Acting in good faith, USN interpreted the first provision above to allow it to set forth in the Articles of Incorporation a number of authorized shares of capital stock in excess of the 7,500,000 shares contemplated by the second provision above. USN viewed the second provision as relating not to the number of shares of capital stock available for issuance from time to time, but instead to the shares contemplated by the Plan to be issued as of its effective date.

Accordingly, upon effectiveness of the Plan on December 13, 2004, USN filed a Certificate of Amendment with the Secretary of State of the State of Colorado which purported to authorize 200,050,000 shares of stock, of which 195,000,000 were shares of common stock and 5,050,000 were shares of preferred stock. This amendment to the Articles of Incorporation was not submitted to USN’s shareholders for approval, as it otherwise would need to be, in reliance on the authority granted to USN’s board of directors pursuant to the Plan to take any and all action necessary or appropriate to effectuate any amendments to USN’s Articles of Incorporation consistent with the Plan.

Subsequent to the filing the Certificate of Amendment and in reliance thereon, USN has from time to time issued an aggregate of 15,472,859 shares of common stock to a limited number of investors in private placements.

USN has determined to request that the Bankruptcy Court resolve any ambiguities under the Plan. Accordingly, USN has submitted the Motion to the Bankruptcy Court to request a finding, retroactively effective as of the effective date of the Plan, that the Board of Director’s of USN was authorized to file the Certificate of Amendment without further corporate action pursuant to the authority of the Plan. If the Bankruptcy Court approves the Motion, then USN will file a certificate of correction with the Secretary of State of the State of Colorado to clear up, other, unrelated minor issues. If the Bankruptcy Court does not approve such a finding, however, USN will be required to consider and take other remedial action. USN cannot predict the outcome of the motion before the Bankruptcy Court. If the Bankruptcy Court does not approve the motion, USN cannot predict the effect of any other remedial action, although any such action could have a material adverse effect on USN’s financial condition and results of operations.

14.	Commitments and Contingencies

The Company has two office sub-leases which require a combined monthly payment of $21,000 through June 2006. The space includes a broadcast facility, warehouse, distribution center and corporate office.

The Company has a number of media contracts which are contingent upon making the required payment for air time in advance.

In December 2004, the Company entered into a consulting agreement with The Archetype Group, Inc., an entity owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders. This agreement provided for consulting fees in the amount of $30,000 per month. This agreement was terminated on August 3, 2005; however, Messrs. Reinstein and Kelly have continued to perform services on a month-to-month basis.

In December 2004, the Company also entered into a lease, license and software support agreement with Transact Media Corporation, another entity owned by Messrs. Kelly and Reinstein. This agreement provided for license fees in the amount of $10,000 per month. This agreement terminated on December 17, 2005, however the Company continues to license certain software from Transact Media Corporation on a month-to-month basis.

15.	Legal

USN will remain subject to the jurisdiction of the Bankruptcy Court until it makes its final payment to unsecured creditors in the fourth quarter of fiscal year 2006 (March 31, 2006).

USN had been a party to a number of disputes arising from the bankruptcy, principally with former landlords. Management of the Company believes that it has provided an adequate accrual for any potential loss that might result (see Note 10).

As more fully described in Note 2, the Company has established a contingency reserve relating to certain liabilities initially assumed by LGS, the purchaser of Spotlight and the jewelry store operations in June 2005. On November 21, 2005, the Company amended the original asset purchase agreement with LGS, and agreed to assume all of the remaining liabilities owed to Spotlight, in exchange for the return of 1,208,422 shares of the Company’s common stock to USN for cancellation. As of December 31, 2005, the balance of the contingency reserve was $1,497,634 and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet. The reserve established as of December 31, 2005, represents management’s estimate of the amount of Company assets which may be used to settle any remaining outstanding claims. The Company believes that it has established an adequate reserve for this anticipated funding. However, the actual amount of funding required may differ from this estimate.

The Company is subject to pending litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

16.	Segment Information

The Company reports segment information based upon the management approach, designating the internal reporting used by management for making operating decisions and assessing performance. Continuing operations currently includes only one segment, the retail operations of USN TV.

17.	Going Concern

At December 31, 2005, the Company had a working capital deficit of $8,940,716. The Company had a net loss of $3,881,405 and $9,145,738 for the three and nine months ended December 31, 2005, respectively, and a net loss of $5,804,666 for the fiscal year ended March 31, 2005. The Company does not have sufficient cash flows from its operations to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In December 2005, USN hired an investment bank to assist the Company in improving its current cash flow situation. USN is aggressively evaluating several possible financing alternatives, however, the Company has not entered into any definitive agreements. The Company expects to finalize a solution by the end of the March 31, 2006 fiscal year, however there can be no assurance that the Company will be successful in consummating a capital raise or other financing arrangement.

18.	Subsequent Events

On February 9, 2006, the Company submitted a Motion to the Bankruptcy Court in order to clarify certain ambiguities in USN’s Chapter 11 Bankruptcy Plan, previously approved by the Bankruptcy Court on November 30, 2004 (see Note 1).

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

Through our wholly-owned subsidiary, USN TV, we are a retailer of consumer products, such as jewelry, watches, coins and other collectibles, through interactive electronic media using broadcast, cable and satellite television and the Internet. Our programming is transmitted by satellite to cable television systems, direct broadcast satellite systems, including DirecTV, and television broadcasting stations across the United States. We also market our products through the Internet. Revenues are primarily generated from sales of merchandise offered through our television home shopping programming.

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

USN TV, owner of our “Ultimate Shopping Network”, commenced operations in April 2003 with nine hours of live programming per week. In May 2004, USN TV increased its programming to 72 hours per week. In late September 2005, we became a 24-hour home shopping network on DirecTV, and now maintain a 24-hour call center to take and process orders. Our “Ultimate Shopping Network” currently broadcasts in over 30.0 million homes nationwide, which includes over 15.0 million DirecTV subscribers, 5.0 million cable subscribers and 10.9 million Dish Network/Echostar subscribers.

We plan to add additional media outlets in order to further expand the business and gain efficiencies on our existing infrastructure. Additionally, we plan to add additional product categories in the fourth quarter of our fiscal year ending March 31, 2006, which we believe will increase revenues, operating margins and provide the foundation for generating profit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash and cash equivalents were $49,182 at December 31, 2005.

Net cash flow used in operating activities was $1,701,973 and $2,633,513 for the nine months ended December 31, 2005 and 2004, respectively. Net cash flow for the nine month period ended December 31, 2005 includes $241,620 in net cash used in discontinued operations, relating to our retail store operations which were discontinued in December 2004.

Net cash flow used in investing activities was $145,466 and $231,100 for the nine months ended December 31, 2005 and 2004, respectively, primarily reflecting capital expenditures made during these periods.

Net cash flow provided by financing activities was $1,884,680 and $2,907,195 during the nine months ended December 31, 2005 and 2004, respectively. Net cash flow for the nine month period ended December 31, 2005 includes $44,531 in net cash used in discontinued operations, relating to our retail store operations which were discontinued in December 2004. Net cash flow from continuing operations for the nine months ended December 31, 2005 primarily reflects the net effect of (i) stock subscription receivable collections of $4,415,939, and (ii) $2,335,577 in advances to LGS. For the nine months ended December 31, 2004, net cash flow provided by financing activities reflects the net effect of: (i) 620,667 in net cash received in the December 2004 reorganization, (ii) $3,045,985 in proceeds from several notes payable we issued, and (iii) $12,000 in net principal repayments on related party loans.

GOING CONCERN

At December 31, 2005, we had a working capital deficit of $8,940,716. We had a net loss of $3,881,405 and $9,145,738 for the three and nine months ended December 31, 2005, respectively, and a net loss of $5,804,666 for the fiscal year ended March 31, 2005. We do not have sufficient cash flows from operations to meet our obligations currently due within the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In December 2005, we hired an investment bank to assist in improving our current cash flow situation. We are aggressively evaluating several possible financing alternatives, however, we have not entered into any definitive agreements . We expect to finalize a solution by the end of the March 31, 2006 fiscal year, however there can be no assurance that we will be successful in consummating a capital raise or other financing arrangement.

RESULTS OF OPERATIONS

The table set forth below summarizes our operating results for the three and nine month periods ended December 31, 2005 and 2004, respectively.

	Three Months Ended Dec 31,		Nine Months Ended Dec 31,
	2005	2004	2005	2004
Product sales	$8,910,321	$4,036,790	$20,559,479	$7,590,220
Cost of sales	6,231,753	2,627,009	13,779,029	4,898,774

Gross profit	2,678,568	1,409,781	6,780,450	2,691,446
Costs and expenses:
Selling and distribution	4,599,808	2,749,944	11,394,464	5,355,090
General and administrative	1,340,808	512,568	3,151,346	912,406
Noncash compensation expense	703,778	—	1,228,778	—
Net interest expense	12,730	12,956	44,001	14,174
Other expense	(97,151)	—	(87,695)	—

Total operating expenses	6,559,973	3,275,468	15,730,894	6,281,670

Loss from continuing operations	(3,881,405)	(1,865,687)	(8,950,444)	(3,590,224)
Discontinued operations:
Loss from discontinued operations	—	(58,359)	(195,294)	(58,359)

Loss from discontinued operations	—	(58,359)	(195,294)	(58,359)

Net loss	$(3,881,405)	$(1,924,046)	$(9,145,738)	$(3,648,583)

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

SALES – During the three months ended December 31, 2005, sales increased $4,873,531, or 121%, from the prior year period. The increase in sales is primarily attributable to the additional programming hours noted above and an increased assortment of product merchandise. Prior to May 2004, USN’s sales came from 12 hours of weekly programming. In September 2005, we increased our programming to 24 hours per day.

COST OF SALES – Cost of sales consists of the direct cost of product, shrink and obsolescence. During the three months ended December 31, 2005, cost of sales totaled $6,231,753, an increase of $3,604,744 (137%) from the prior year period, which is consistent with the sales increase in the same period. Gross profit increased to $2,678,568 during the three months ended December 31, 2005, from $1,409,781 during the prior year period. The gross profit percentage decreased to 30.1% for the three months ended December 31, 2005, as compared to 34.9% during the prior year period. The decrease in the gross profit percentage was primarily attributable to an increase in product shrink recorded during the three months ended December 31, 2005, as compared to the same period in 2004.

SELLING AND DISTRIBUTION EXPENSES – Selling and distribution costs totaled $4,599,808, an increase of $1,849,864 (67%) during the three months ended December 31, 2005, as compared to the prior year period. The increase is primarily the result of:

i)	a $1,057,587 increase in operating media costs, which is the result of the change from 12 hours of weekly programming to over 100 weekly hours in May 2005, and the further expansion to 24 hours of live programming per day in September 2005,

ii)	a $642,140 increase in labor costs due to additional show hosts and call center staff hired since December 31, 2004, to support the increase in programming hours,

iii)	a $64,209 increase in shipping costs, which is consistent with the increase in sales, and

iv)	increases in other expenses associated with overall sales growth.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) – G&A totaled $1,340,808, an increase of $828,240 (162%) during the three months ended December 31, 2005, as compared to the prior year period. This increase was primarily due to (i) a $243,170 increase in labor costs, resulting from the addition of new personnel to support the growth of the business, (ii) a $120,500 increase in director compensation, (iii) a $131,941 increase in professional fees, which is primarily comprised of management fees, attorney fees, and accounting costs, and (iv) increases in other general expenses associated with the overall growth in sales.

NONCASH COMPENSATION EXPENSE – Noncash compensation expense totaled $703,788 for the three months ended December 31, 2005, and is comprised of the following transactions:

(i)	In October 2005, we entered into a severance agreement with Terry Washburn, our former Chief Executive Officer, under which he was granted 350,000 shares of common stock. We recorded $525,000 of noncash compensation expense during the three months ended September 2005, and recorded an additional $122,500 during the three months ended December 31, 2005 to properly reflect management’s estimate of the fair market value of the shares issued to Mr. Washburn.

(ii)	In October 2005, we also entered into an employment agreement with Mark Miller, our current Chief Executive Officer, under which Mr. Miller was granted options to purchase 500,000 shares of the Company’s common stock. As a result, we recorded $209,278 of noncash compensation expense during the three months ended December 31, 2005, representing an approximation of the fair market value of the options on the grant date.

(iii)	In December 2005, we entered into an employment agreement with Brad Berdow, Vice President – Business Development and General Counsel, whereby in addition to his base salary and customary executive benefits, Mr. Berdow was granted 150,000 restricted stock units pursuant to the terms of the 2005 Plan. The award provides that on January 2, 2007, Mr. Berdow will be entitled to receive from USN one share of USN common stock for each vested restricted stock unit. The restricted stock units vested immediately. As a result, the Company recorded additional compensation expense of $180,000 during the three months ended December 31, 2005, representing an approximation of the fair market value of the shares on the grant date.

(iv)	In December 2005, we also granted 160,000 restricted stock units pursuant to the terms of the 2005 Plan to several non-executive employees, which amounted to $192,000 in noncash compensation expense.

No such expense related to the stock grants or options was necessary for the three months ended December 31, 2004.

NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

SALES – During the nine months ended December 31, 2005, sales increased $12,969,259, or 171%, from the prior year period. The increase in sales is primarily attributable to additional programming hours and a greater assortment of product merchandise. Prior to May 2004, USN’s sales came from 12 hours of weekly programming. In September 2005, we increased our programming to 24 hours per day.

COST OF SALES – Cost of sales consists of the direct cost of product, shrink and obsolescence. During the nine months ended December 31, 2005, cost of sales totaled $13,779,029, an increase of $8,880,255 (181%) from the prior year period, which is consistent with the sales increase in the same period. Gross profit increased to $6,780,450 during the nine months ended December 31, 2005, from $2,691,446 during the prior year period. The gross profit percentage decreased to 33.0% for the nine months ended December 31, 2005, as compared to 35.5% during the prior year period. The decrease in the gross profit percentage was primarily attributable to an increase in product shrink recorded during the nine months ended December 31, 2005, as compared to the same period in 2004.

SELLING AND DISTRIBUTION EXPENSES – Selling and distribution costs totaled $11,394,464, an increase of $6,039,374 (113%) during the nine months ended December 31, 2005, as compared to the prior year period. The increase is primarily the result of:

i)	a $3,688,135 increase in operating media costs, which is the result of the change from 12 hours of weekly programming to over 100 weekly hours in May 2005, and the further expansion to 24 hours of live programming per day in September 2005,

ii)	a $1,519,843 increase in labor costs due to additional show hosts and call center staff hired during the quarter to support the increase in programming hours,

iii)	a $352,980 increase in shipping costs, which is consistent with the increase in sales, and

iv)	increases in other expenses associated with overall sales growth.

GENERAL AND ADMINISTRATIVE EXPENSE (G&A) – G&A totaled $3,151,346, an increase of $2,238,940 (245%) during the nine months ended December 31, 2005, as compared to the prior year period. This increase was primarily due to (i) a $512,097 increase in labor costs, resulting from the addition of new personnel to support the growth of the business, (ii) a $708,665 increase in professional fees, which is primarily comprised of management fees, attorney fees and accounting costs, (iii) a $120,500 increase in director compensation, and (iv) increases in other general expenses associated with the overall growth in sales.

NONCASH COMPENSATION EXPENSE – Noncash compensation expense totaled $1,228,778 for the nine months ended December 31, 2005, and is comprised of the following transactions:

(i)	In October 2005, we entered into a severance agreement with Terry Washburn, our former Chief Executive Officer, under which he was granted 350,000 shares of common stock. We recorded $647,500 of noncash compensation expense during the nine months ended December 31, 2005 to properly reflect management’s estimate of the fair market value of the shares issued to Mr. Washburn.

(ii)	In October 2005, we entered into an employment agreement with Mark Miller, our current Chief Executive Officer, under which Mr. Miller was granted options to purchase 500,000 shares of the Company’s common stock. As a result, we recorded $209,278 of noncash compensation expense during the nine months ended December 31, 2005, representing an approximation of the fair market value of the options on the grant date related to Mr. Miller’s stock option grant.

(iii)	In December 2005, we also entered into an employment agreement with Brad Berdow, in connection with the election of Mr. Berdow as Vice President – Business Development and General Counsel. Mr. Berdow also serves as Secretary of the Company. In addition to his base salary and customary executive benefits, Mr. Berdow was granted 150,000 restricted stock units pursuant to the terms of the USN 2005 Plan. The award will provide that on January 2, 2007, Mr. Berdow will be entitled to receive from USN one share of USN common stock for each vested restricted stock unit. The restricted stock units vested immediately. As a result, the Company recorded additional compensation expense of $180,000 during the nine months ended December 31, 2005, representing an approximation of the fair market value of the shares on the grant date.

(iv)	In December 2005, we also granted 160,000 restricted stock units pursuant to the terms of the 2005 Plan to several non-executive employees, which amounted to $192,000 in noncash compensation expense.

DISCONTINUED OPERATIONS – For the nine months ended December 31, 2005, discontinued operations include the net loss from operating 14 jewelry stores for the period April 1, 2005 to June 16, 2005. For the nine months ended December 31, 2004, discontinued operations included the net loss from operating the jewelry stores for the period December 13, 2004 to December 31, 2004. On June 17, 2005, we sold our retail stores to LGS.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is in fact recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective at a reasonable assurance level.

(b) Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting or in any other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2005, the Board of Directors approved the grant of 15,000 shares each to directors Paul Johnson and Gary Wolf. Mr. Johnson subsequently resigned from his positions as Secretary and director of the Company. On October 31, 2005, the Company entered into a separation agreement with Terry Washburn, the Company’s former Chief Executive Officer, under which he was granted 350,000 shares of the Company’s common stock. These issuances of the USN common stock were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.	OTHER INFORMATION

On October 18, 2005, the Board of Directors of the Company elected Mark Miller as the Company’s Chief Executive Officer and Acting Chairman of the Company’s Board of Directors to replace Terry Washburn.

On October 31, 2005, the Company entered into a separation agreement with Mr. Washburn in connection with his resignation as director and officer of the Company.

On December 29, 2005, the Company entered into an employment agreement with Brad Berdow in connection with the election of Mr. Berdow as Vice President — Business Development, General Counsel and Secretary. In addition to his base salary and customary executive benefits, Mr. Berdow was granted 150,000 restricted stock units pursuant to the terms of the 2005 Plan (see Note 13). The award provides that on January 2, 2007, Mr. Berdow will be entitled to receive from USN one share of USN common stock for each vested restricted stock unit. The restricted stock units vested immediately.

On November 16, 2005, Paul Johnson resigned as the Company’s Secretary. Mr. Johnson also resigned from his position as director effective December 1, 2005.

On January 30, 2006, the Board of Directors of the Company elected Andrew Schmidt a director of the Company. Mr. Schmidt will also serve as Chairman of the audit committee. Mr. Schmidt currently serves as Chief Financial Officer of Smith Micro Software, Inc., a Nasdaq listed software company. He has served in that position since June 2005.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Page 37

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Page 38

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	Page 39

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	Page 40

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USN CORPORATION

Date: February 21, 2006	By:	/s/ Anthony Runnels
Anthony Runnels
Chief Financial Officer