Form 10KSB
period 2006-03-31
USN CORP
filed 2006-06-29
CIK 879206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
Commission file number: 000-21119
USN CORPORATION
(Name of small business issuer in its charter)

Colorado	84-1186026

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)
5215 North O’Connor, Suite 200, Irving, Texas 76039
(Address of principal executive offices)Zip Code)
Issuer’s telephone number, including area code: (310) 201-9900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The issuer’s revenues for the fiscal year ended March 31, 2006 were $27,333,995.
As of May 31, 2006, the aggregate market value of the $.0001 par value common stock of the Issuer based upon the closing bid price of the common stock as quoted on the OTC Bulletin Board held by non-affiliates of the Issuer was $11,524,000. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2006, there were 23,871,984 shares of common stock of the Issuer outstanding.
ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑. No ☐.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.
Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑.

USN CORPORATION
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled “Management’s Discussion and Analysis or Plan of Operation,” and other factors, some of which will be outside our control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

ITEM 1. DESCRIPTION OF BUSINESS
a) BUSINESS DEVELOPMENT
USN Corporation (“USN”) was incorporated in the state of Colorado in 1988, under its former name, Protron Systems, Inc. In 1994, USN purchased certain assets and assumed certain liabilities from the bankruptcy estates of American Fashion Jewels, Inc. (“Imposters”) and, in a separate transaction, Mirage Concepts, Inc. (“Mirage”), both of which were retail chains of reproduction jewelry stores. USN’s wholly owned subsidiary, USN Television Group, Inc. (“USN TV”) was incorporated in Delaware in April 2003. On June 17, 2005, we acquired Altron Limited (“Altron”) from Global Sun Enterprises, Ltd. (“Global Sun”). The consolidated financial statements include the accounts of USN, USN TV and Altron (collectively the “Company”).
Bankruptcy and Reorganization
On October 10, 2003, USN filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) (Case No. LA 03-36445-EC). We continued to manage its properties and operate its businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until December 12, 2004, when our plan of reorganization (“Plan”) was approved by the Bankruptcy Court. At that time, our only business was the ownership and management of retail jewelry stores. We did not engage in USN TV’s current business, the sale of consumer products over television and the Internet, until the Plan was approved.
The principal elements of the Plan were as follows:
•	We changed our name from Premier Concepts, Inc. to USN Corporation;

•	We acquired all of the outstanding stock of USN TV;

•	The Bankruptcy Court classified and organized the treatment of creditors and interest holders;

•	We issued securities to certain administrative claimants, to the USN TV shareholders in consideration of the acquisition of USN TV, and to the Plan Trust for the payment of certain creditors; and

•	The liquidation of the securities to fund payments under the plan.
Petition to Retroactively Modify Bankruptcy Plan
On February 9, 2006, we submitted a Motion for Order Confirming Second Amended Plan (the “Motion”) to the Bankruptcy Court in order to clarify certain ambiguities in the Plan.

The Plan originally contemplated that upon the effective date, we would issue, or reserve for issuance, an aggregate of 7,500,000 shares to various creditors and other parties. The Plan also provided for certain actions with respect to our Articles of Incorporation. In particular, the Plan included two provisions:
•	the Plan authorized our Board of Directors, without further corporate action, to take any and all action necessary or appropriate to effectuate any amendments to our Articles of Incorporation consistent with the Plan; and

•	the Plan stated that our Articles of Incorporation shall be amended, and deemed amended, to authorize the issuance of 7,500,000 shares of common stock as of the effective date.
Acting in good faith, we interpreted the first provision above to allow us to set forth in the Articles of Incorporation a number of authorized shares of capital stock in excess of the 7,500,000 shares contemplated by the second provision above. We viewed the second provision as relating not to the number of shares of capital stock available for issuance from time to time, but instead to the shares contemplated by the Plan to be issued as of its effective date.
Accordingly, upon effectiveness of the Plan on December 13, 2004, we filed an amendment to our Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Colorado which purported to authorize 200,050,000 shares of stock, of which 195,000,000 were shares of common stock and 5,050,000 were shares of preferred stock. This amendment to the Articles of Incorporation was not submitted to our shareholders for approval, as it otherwise would need to be, in reliance on the authority granted to our board of directors pursuant to the Plan to take any and all action necessary or appropriate to effectuate any amendments to our Articles of Incorporation consistent with the Plan.
Subsequent to filing the Certificate of Amendment and in reliance thereon, we have from time to time issued an aggregate of 15,686,984 shares of common stock, above the 7,500,000 shares discussed above, to a limited number of investors, employees and vendors in private placements, as of March 31, 2006.
We have determined to request that the Bankruptcy Court resolve any ambiguities under the Plan. Accordingly, we have submitted the Motion to the Bankruptcy Court to request a finding, retroactively effective as of the effective date of the Plan, that our board of directors was authorized to file the Certificate of Amendment without further corporate action pursuant to the authority of the Plan. The Bankruptcy Court approved the Motion and we will file a certificate of correction with the Secretary of State of the State of Colorado to correct unrelated minor issues.

Acquisition of USN TV
As part of the reorganization, we acquired all of the outstanding shares of capital stock of USN TV, and USN TV became our wholly-owned subsidiary. This acquisition provided us the opportunity to sell consumer products over television and the Internet, as USN TV had already been engaged in this business since April 2003. In consideration for this acquisition, we issued an aggregate of 5,539,655 shares of our common stock to Michael Reinstein, Brian Kelly, Phillip Wasserman, and the Philip Roy Fund, the shareholders of USN TV at the time (“USN TV Shareholders”). The issuance of such shares by us to the USN TV Shareholders was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Bankruptcy Code. We also entered into a registration rights agreement with the USN TV Shareholders, pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale, from time to time, of the shares of our common stock held by the USN TV Shareholders.
For accounting purposes, the transaction was treated as the issuance of stock by USN TV for our net monetary assets, accompanied by a recapitalization of USN TV. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical operations prior to December 13, 2004, are those of USN TV.
Acquisition of Altron
On June 17, 2005, we entered into a stock purchase agreement with Global Sun, pursuant to which we acquired all of the issued and outstanding shares of Altron. The Altron acquisition provided four primary benefits to us. First, at the time of our acquisition of Altron, Altron’s net assets consisted primarily of a $5,000,000 stock subscription receivable. As of March 31, 2006, a balance of $584,061 remained payable to us. Second, Altron is a source of additional product for us. Altron allows us to satisfy a larger portion of our inventory supply needs by enabling us to purchase loose diamonds, gems and finished jewelry directly from manufacturers rather than purchasing on consignment. This shift in our inventory purchasing arrangement should ultimately result in improvements to both gross margins and operating margins. Also, Altron could ultimately allow us to manufacture finished jewelry. Lastly, Altron provides us with the ability to sell certified diamonds, both loose and in finished settings. As of March 31, 2006, we had sourced an aggregate of approximately $4,464,000 of product (net of returns) through Global Sun’s affiliates since the Altron acquisition.
In consideration for the acquisition of Altron, we issued 11,251,244 shares of our common stock to Global Sun. Immediately after the acquisition, Global Sun owned approximately 49.8% of our outstanding common stock. We issued such shares in a private placement exempt from the registration requirements of the Securities Act and also entered into a registration rights agreement with Global Sun, pursuant to which we agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of common stock issued to Global Sun. As of March 31, 2006, Global Sun owned approximately 47.1% of our outstanding common stock.

Altron has two subsidiaries, Gem Manufacturing, Inc. and The Diamond Channel, which discontinued operations prior to our acquisition of Altron.
Sale of Retail Stores to LGS Holdings, Inc. (“LGS”)
a.	Decision to Sell Retail Stores.
After the implementation of the Plan discussed above, we were engaged in the sale of jewelry through two distinct operations: (i) a chain of 14 retail stores, and (ii) the television and internet distribution network acquired in the USN TV transaction. In December 2004, immediately after approval of the Plan, management approved a plan to dispose of our retail store operations. In January 2005, the USN board of directors unanimously ratified management’s plan to immediately dispose of its retail store operations.
b.	LGS Purchase.
On June 17, 2005, we entered into an asset purchase agreement with LGS, which was amended on August 2, 2005, and on November 21, 2005, under which LGS acquired all of our 14 retail jewelry outlets. In addition, LGS purchased Spotlight, LLC (“Spotlight”) from Messrs. Kelly and Reinstein, in a separate agreement. Spotlight helped us obtain product from time to time, with the costs charged to us at cost and with no profit to Spotlight or Messrs. Kelly and Reinstein. At the time of the purchase of Spotlight by LGS, we owed Spotlight approximately $3,990,000, and Spotlight was one of our major creditors. As a result of these transactions (collectively referred to as the “LGS Purchase”), the following occurred:
•	We agreed to satisfy liabilities owed to Spotlight (or to third parties looking to USN to satisfy Spotlight’s liabilities) in the amount of approximately $1.4 million;

•	LGS agreed to assume liability for the remaining $2.6 million of liabilities owed by us to Spotlight or third parties;

•	LGS acquired the 14 retail stores and all liabilities associated therewith;

•	We issued 1,368,422 shares of our common stock to LGS in a private placement exempt from the registration requirements of the Securities Act and also entered into a registration rights agreement with LGS, pursuant to which we agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of common stock issued to LGS; and

•	We agreed with LGS that additional shares could be issued to LGS depending upon a final determination of the total liabilities assumed, subject to approval by our board of directors.

The following is a summary of the net book assets and liabilities transferred by us to LGS as of June 17, 2005:

Accounts payable, accrued expenses and other liabilities	$1,603,278
Notes payable	366,424

Total liabilities transferred	1,969,702

Less:
Current assets	558,713
Non-current assets	389,740

Total assets transferred	948,453

Common stock expected to be issued	$1,021,249

The net amount of $1,021,249 represents liabilities assumed in excess of assets transferred, and is included as a component of treasury stock to be returned for cancellation upon payment of debt, discussed below. At the time of the sale, we expected to issue additional stock once a final determination of liabilities had been made. However, as more fully described below, no additional shares were issued. Additionally, no gain or loss was recognized on this transaction.
c.	Non-Performance by LGS.
After the closing of the LGS Purchase, we determined that LGS was not performing its obligations under the LGS Purchase. In particular, we determined that LGS failed to satisfy any portion of the $2.6 million of liabilities it assumed from us relating to Spotlight. Any such non-performance would have adversely affected us for a number of reasons. First, some of the obligations and liabilities assumed by LGS consisted of obligations pursuant to contracts to which we were a party, and if LGS did not perform under such contracts then the third parties thereto could look to us for satisfaction. Second, many of the obligations and liabilities assumed by LGS were owed to suppliers of product for us, and we needed to maintain an effective working relationship with these suppliers. If LGS did not perform its obligations to such sources, our ability to acquire product could be adversely effected.
Because of the need to preserve our relationships with our third party creditors and our contractual status with such creditors, we provided $2,964,879 in funding (consisting of cash and merchandise inventory) on behalf of LGS in order to reduce the outstanding liabilities initially assumed by LGS. This amount is included as a component of treasury stock to be returned for cancellation upon payment of debt, discussed below.
d.	Amendment of LGS Agreements.
As a result of the non-performance by LGS of certain of its obligations under the LGS Purchase,

we agreed with LGS to amend the USN – LGS agreements. On November 21, 2005, we entered into the following two agreements with LGS:
•	an Amendment to Amended and Restated LGS Asset Purchase Agreement, pursuant to which (i) LGS agreed to return 1,208,422 shares of our common stock to us for cancellation in exchange for our agreement to re-assume and pay the liabilities owed to Spotlight or third parties in connection with Spotlight, all of which had been assumed by LGS in the LGS Purchase, and (ii) LGS retained ownership of the retail stores and responsibility for certain liabilities associated therewith; and

•	a Consulting Agreement, under which we agreed to (i) provide certain services to LGS in connection with the retail stores owned by LGS and (ii) assist LGS in the closing or sale of the retail stores by December 31, 2005, in exchange for the delivery by LGS of 10,000 shares of our common stock, per month, to us for cancellation.
By December 31, 2005, we had completed assisting LGS in the close or sale of the remaining retail stores. Therefore, our obligations under the Consulting Agreement were completed on that date. We will receive 64,767 shares of our common stock from LGS (for cancellation), as consideration for providing management and closing services during the consulting period. We estimate the fair market value of these shares to be $97,151, which is presented as other income in the accompanying consolidated statements of operations.
As a result of the foregoing, we established an accrual on September 30, 2005, representing management’s estimate of the amount required to settle claims brought by previous Spotlight vendors and creditors of the jewelry stores as a result of non-performance by LGS. The accrued balance at March 31, 2006, consists of $574,847 in net current liabilities of discontinued operations and $593,484 as the amount due Spotlight vendors which was re-assumed from LGS. The amount due Spotlight vendors is included as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheet (see Notes 7 and 10). We believe that we have established an adequate accrual based on the amount we estimate is required to settle the remaining liabilities owed to previous vendors and creditors of Spotlight and the retail stores. However, the actual amount required may differ from our estimate.

e.	Treasury Stock to be Returned for Cancellation Upon Payment of Debt.
At March 31, 2006, treasury stock to be returned for cancellation upon payment of debt represents the net effect of the transactions described above relating to the LGS Purchase and non-performance by LGS. Such transactions are summarized below:

Common stock that was expected to be issued for:

Liabilities assumed in excess of assets transferred on June 17, 2005, representing the sale of the jewelry store operations to LGS	$1,021,249

Common stock to be returned by LGS for cancellation, consisting of the following:

Funding provided on behalf of LGS to satisfy liabilities assumed by LGS in the June 17, 2005 purchase of Spotlight and jewelry store operations	$2,964,879

Net current liabilities of discontinued operations re-assumed from LGS	574,847

Amount due Spotlight vendors which was re-assumed from LGS	593,484

Management income, pursuant to Consulting Agreement between us and LGS, under which we agreed to provide certain services to LGS in connection with the retail stores owned by LGS, in exchange for the delivery by LGS of 10,000 shares of USN common stock, per month, to us for cancellation (64,767 shares)	97,151

Total common stock to be returned for cancellation	$4,230,361

Net treasury stock to be returned for cancellation (1,273,189 shares)	$3,209,112

FISCAL YEAR
Prior to our acquisition of USN TV, our fiscal year was a 52/53-week period ending on the last Sunday in January. With the acquisition of USN TV, we adopted the March 31 year-end of USN TV. As used herein, Fiscal 2006 refers to the year ended March 31, 2006 and Fiscal 2005 refers to the year ended March 31, 2005.

DISCONTINUED OPERATIONS
USN, operating under the names “Impostors,” “Elegant Pretenders,” and “Joli-Joli,” specialized in the marketing and retailing of high-end reproduction jewelry (“faux jewelry”), 14-karat gold jewelry with cubic zirconia and other synthetic stones and sterling silver jewelry with semi-precious and synthetic stones. Our 14 retail locations sold jewelry that emulated classic fine jewelry as well as pieces designed by famous designers. The stores were located in shopping malls and tourist locations in California, Arizona, Colorado, Florida, Maryland, Nevada, and the Washington, D.C. area.
In December 2004, immediately after the acquisition of USN TV, our management approved a plan, which was unanimously ratified by our board of directors on January 6, 2005, to dispose of the retail jewelry store operations in order to concentrate our efforts and resources on the business of USN TV. Accordingly, the net results of operations of the retail jewelry stores are included in discontinued operations for all periods presented.
b) BUSINESS OF ISSUER
Our continuing operations consist of the operations of USN TV, a retailer of consumer products, such as jewelry, watches, coins and other collectibles, through interactive electronic media using broadcast, cable and satellite television and the Internet. Our programming is transmitted by satellite to cable television systems, direct broadcast satellite systems, including DirecTV, and television broadcasting stations across the United States. We also market our products through the Internet. Revenues are primarily generated from sales of merchandise offered through our television home shopping programming.
We organize our programming by product or theme, so that each program will focus on a particular product or product grouping, such as watches. Each program uses a show-host approach, with the host conveying information about the products. The viewers can purchase any product we offer, subject to availability. We maintain a 24 hour call center for order processing. We believe that the visual appeal of our jewelry, watches and other collectibles, when presented in an attractive format on television and the Internet, promotes sales.
We currently broadcast in over 30 million homes nationwide at our peak hours which include over 15.3 million DirecTV subscribers, 3.9 million cable subscribers and 11.7 million Dish Network/Echostar subscribers. We are in a minimum of 15.3 million homes at all times due to our 24 hour 7 days per week DirecTV broadcast. The following table summarizes our hours of operation:

Hours per
Period	Week
April 2003 – May 2004	12
May 2004 – May 2005	85
May 2005 – September 2005	108
October 2005 – Current	168

We believe we have built the necessary infrastructure to enable us to exponentially expand our market without a substantial increase in infrastructure costs. We have leased a proprietary technology platform from a related party that provides real time order management, inventory control, customer service, fulfillment, vendor management, and e-commerce functionality. The system is highly scalable and efficient, and it enables us to increase our operations with minimal additional costs or personnel. We have also built a state-of-the-art broadcast production center which will decrease our production costs and should enhance our production quality.
PRODUCTS
We sell a variety of consumer products and accessories through interactive electronic media, as noted above, including jewelry, watches, coins and other collectible products. The products are obtained from manufacturers and wholesalers, from whom we are often able to make purchases on favorable terms based on the volume of the transactions.
We have satisfied a substantial portion of our inventory supply needs through consignment or right-of return arrangements with vendors. The consigned inventory is owned by the vendors. Accordingly, the cost is not included in our inventory, nor is the obligation to the vendor included in accounts payable, until the related inventory is sold.
DISTRIBUTION
We ship merchandise to our customers from our distribution center in Los Angeles, California, primarily using the U.S. Postal Service Priority Mail.
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
COMPETITION
As a general merchandise retailer, we compete for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and competitive. We also compete with retailers who sell and market their products through the highly competitive Internet. In addition, as the use of the Internet increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. Any of these trends would increase our competition. We also compete with a wide variety of department, discount and specialty stores, which have greater financial, distribution and marketing resources than we do. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. Our television home shopping programming also competes directly with HSN, QVC, SHOPNBC, Shop at Home (“SATH”) and Jewelry Television (“ACN”) in virtually all of our markets. We are at a competitive disadvantage in attracting viewers due to the fact that our programming is not carried full-time in all of its markets, and we may have less desirable cable channels in many markets. QVC, HSN and SHOPNBC are well-established and reach a significantly larger percentage of United States television households than our broadcast, while offering home shopping programming similar to ours. The television home shopping industry is also experiencing vertical integration. QVC, HSN and SATH are all affiliated with cable operators or cable networks serving significant numbers of subscribers nationwide. While the Cable Television Consumer Protection and Competition Act of 1992 includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis. QVC is owned by Liberty Media Corp. HSN is a wholly owned subsidiary of InterActiveCorp. Liberty Media and InterActiveCorp are larger, more diversified and have greater financial, marketing and distribution resources than we do. SHOPNBC is partially owned by General Electric and utilizes the distribution resources of its NBC-Universal subsidiary.
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
EMPLOYEES
As of March 31, 2006 and 2005, we had 105 and 74 employees of which 74 and 69 are full-time and 31 and 5 are part-time, respectively, engaged in our continuing operations. None of our employees are represented by unions or covered by collective bargaining agreements.
ITEM 2. DESCRIPTION OF PROPERTY
We maintain our corporate offices at 5215 North O’Connor, Suite 200, Irving, Texas 76039. The offices are currently provided at no charge by one of our former directors.
Our operations are located in leased space at 2121 Avenue of the Stars, Suite 2910, Los Angeles, California 90067. The facility includes our broadcast facility, warehouse and distribution facility and operating offices. Two sub-leases cover approximately 9,400 square feet at a combined cost of $21,000 per month and expire June 30, 2006. In addition, parking costs averaged $15,800 per month in fiscal 2006. We are currently negotiating a six-month extension for the space. We believe this space is suitable and adequate for our business.
ITEM 3. LEGAL PROCEEDINGS
We will remain subject to the jurisdiction of the Bankruptcy Court until we makes our final payment to unsecured creditors, which has been delayed pending resolution of the petition to retroactively modify the Plan. See Note 10. We have been a party to a number of disputes arising from the bankruptcy, primarily with former landlords. We believe that an adequate accrual for any potential loss has been provided at March 31, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
From April 23, 1997, until November 8, 2002, our common stock traded on NASDAQ under the symbol “FAUX.” On November 8, 2002, we advised the NASDAQ stock exchange we were moving our stock from the NASDAQ to the OTC: Bulletin Board (“OTCBB”) since we were unable to meet the NASDAQ minimum equity requirement.
On October 10, 2003, USN, as the former Premier Concepts, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 13, 2004, our plan of reorganization was approved by the Bankruptcy Court. Our common stock and preferred stock was cancelled, and certain shares of our new common stock were issued.
Our common stock was quoted on the Pink Sheets under the symbol “USNR.PK” from December 31, 2004 until March 14, 2006, when we began trading on the OTCBB under the symbol “USNR.”
The following is the range of high and low closing prices of our common stock, for the period indicated below, based upon information obtained from Pink Sheets, LLC and the OTCBB.

Quarter Ended	High	Low
March 31, 2006	$2.00	$.75
December 31, 2005	$2.00	$.50
September 30, 2005	$1.95	$1.00
June 30, 2005	$2.50	$1.25

March 31, 2005	$2.65	$1.50
December 31, 2004	$2.40	$1.90
HOLDERS
As of May 31, 2006, there were 220 holders of record of our common stock, an undetermined number of which represent more than one individual participant in securities positions with us.
DIVIDENDS
We have never declared or paid cash dividends on our common stock and we intend to utilize current and future resources to implement our business plan. Therefore, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Options which were outstanding when we filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the plan of reorganization. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the plan of reorganization.
On December 15, 2005, our board of directors approved the adoption of the USN Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan allows for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and qualified performance awards. The maximum number of shares of our common stock that may be issued under the 2005 Plan is 5,000,000, with a maximum of 1,000,000 shares, or $1,250,000 in the case of a qualified performance award, granted to any one participant during a calendar year. All of our employees and consultants, as well as those persons extended an offer of employment by us, are eligible to receive an award under the 2005 Plan. The compensation committee of the board shall determine who is to be granted an award, what type of award and the number of shares or units to be awarded.
The 2005 Plan will become effective upon, and any grant is subject to and may not be exercised before, the approval by a majority of our stockholders (the “Effective Date”). Such approval must be made prior to the first anniversary of the Board adopting the 2005 Plan. If the 2005 Plan is so approved, it will remain available for the grant of awards until the tenth anniversary of the Effective Date.
Following is a summary of the equity compensation plan:

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding	future issuance under
	outstanding	options,	equity compensation
	options, warrants	warrants	plans (excluding securities
Plan category	and rights	and rights	reflected in column (a))
Equity compensation Plans approved by Security holders	—	—	—

Equity compensation Plans not approved by Security holders	1,050,000	$1.12	3,950,000

Total	1,050,000		3,950,000

RECENT SALES OF UNREGISTERED SECURITIES
We issued 158,000 shares of our common stock in exchange for liabilities of $228,000 in March 2006. These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.
We issued 60,000 shares of our common stock in exchange for services of $90,000 in March 2006. These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.
GENERAL
As described in more detail in Item 1, the following summarizes recent major transactions:
a.	We filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on October 10, 2003. Our plan of reorganization was approved on December 12, 2004, which included the acquisition of USN TV. We have filed a motion to confirm a second amended plan with the bankruptcy court to clarify certain ambiguities.
b.	On June 17, 2005, we acquired Altron Limited, whose principal asset was a $5,000,000 stock subscription receivable and on the same date we completed the sale of the retail jewelry stores to LGS. LGS also acquired Spotlight from Messrs. Kelly and Reinstein. Spotlight was the principal jewelry supplier of USN TV and was owed approximately $3,990,000 at the time of the acquisition by LGS.

c.	We determined that LGS was not paying the Spotlight vendors pursuant to the agreement and ultimately reached an agreement with LGS for USN TV to re-assume and pay the remaining liabilities in exchange for return of the majority of the shares originally issued to LGS. The liabilities assumed have been recorded as a portion of the cost of the treasury stock to be returned and cancelled upon payment of debt.
LIQUIDITY AND CAPITAL RESOURCES
With the sale of our retail jewelry store operations, discussed below, our current operations consist of the retail sales of consumer products, principally jewelry, watches, coins and other collectibles, through interactive electronic media, using broadcast, cable and satellite television. We also began offering Internet sales access in May 2005 at shopusn.com.
GOING CONCERN
At March 31, 2006, we had a working capital deficit of over $15,775,000. We had a net loss of $14,627,550 and $5,804,666 for the years ended March 31, 2006 and 2005, respectively. We do not have sufficient cash flows to meet our obligations due within the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern.
During 2006, our gross margin averaged less than 30%. During the first quarter of 2007, the gross margin has improved to approximately 40%. We have a backorder of approximately $2,960,000 as of June 27, 2006 as compared to approximately $36,000 at March 31, 2006. Our sales are approximately the same as in the first quarter of fiscal 2006, based upon preliminary estimates; however, with the substantial increase in the backorder, if shipped, sales could have increased approximately 30% from the 2006 first quarter.
We have commenced acquiring inventory on a COD basis. This allows us to maintain a lower inventory and also gives us the best pricing possible with the level of our purchases. Using a more just-in-time inventory model will also allow us to reduce inventory shrink.
We have also added new product mixes. Channel Sunglasses and Dale Earnhardt Collectibles were added in the first quarter of 2007 with favorable results. We also intend to add to our product mix, focusing on branded closeout products, such as Lalique and Waterford Crystal. We expect this expanded product mix to increase sales further in 2007.
We recently entered into an agreement with a company that will enable us to offer multi-pay options for sales. This should allow us to increase sales to customers who are unable to afford a one-payment purchase, but can afford a multi-payment plan to purchase our products.

During fiscal 2006, our on-line sales amounted to $115,877 or 0.4% of total revenue. We have recently completed a complete overhaul of our website which we expect to make the online order process friendlier and expect to see an increase in revenues. Our competitors generate from 12% to 23% of their total revenue from on-line sales. Our initial goal is to reach 5% to 7% of total sales for the third and fourth quarter of 2007. Increased on-line sales should be incremental and thus not negatively impact our principal sales environment.
We have retained an investment banker to assist us in raising funds.
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
OPERATIONS
Our sales and operations from continuing operations may be summarized as follows for the fiscal years ended March 31, 2006 and 2005:

	2006		2005
Product sales	$27,333,995	100.0%	$13,119,620	100.0%
Cost of sales	19,776,600	72.4%	8,361,124	63.7%

Gross profit	7,557,395	27.6%	4,758,496	36.3%

Costs and expenses:
Selling and distribution	15,991,043	58.5%	8,438,103	64.3%
General and administrative	4,459,407	16.3%	1,702,890	13.0%
Non-cash compensation	1,559,574	5.7%	—	—
Other, net	(20,373)	(.1%)	14,124	.1%

	21,989,651	80.4%	10,155,117	77.4%

Loss from continuing operations	$(14,432,256)	(52.8%)	$(5,396,621)	(41.1%)

PRODUCT SALES
In fiscal 2006, product sales increased 108% from the prior year. Sales primarily consist of three product lines. Jewelry amounts to 67.9% and 66.8%, watches amount to 19.8% and 19.1% and coins amount to 11.7% and 12.9%, in 2006 and 2005, respectively. Sales increases are primarily a result of the increase in hours of weekly programming. Our weighted average hours of programming amounted to 138 hours per week during fiscal 2006 as compared to 76 hours per week during fiscal 2005, an 81.6% increase. We are currently operating 24 hours a day, 7 days a week.
COST OF SALES
In fiscal 2006, cost of sales increased 137% as compared to the 108% sales increase discussed above, resulting in a decline in gross profit from 36.3% to 29.6%. The gross profit percentage decline is primarily a result of two factors: (1) Net jewelry sales gross profit declined from 40.2% to 34.0% in 2006 as compared to 2005. Had jewelry sales in 2006 been as profitable as in 2005, gross profit would have been approximately $1,150,000 higher. Although we were buying some product at better pricing, we had difficulty in pricing the new product we added from Altron’s sources which resulted in lower margins to sell the product. We have revised our pricing criteria and since March 2006 have experienced an average gross margin of approximately 40% and expect this trend to continue for the balance of fiscal 2007. (2) During fiscal 2006, we discontinued our outside manufacturing. The associated additional product costs plus other product shrink and settlements with vendors amounted to a cost increase of approximately $1,770,000 in 2006 as compared to 2005. This additional cost should not recur in 2007. Had both of these factors been the same as the prior year rates, gross profit would have improved to 38.3%. See comments in GOING CONCERN above.
SELLING AND DISTRIBUTION
Selling and distribution costs increased $7,552,940 (90%) in 2006 as compared to 2005. The major components of selling and distribution costs are as follows:

	Increase	2006	2005
Media costs	81.3%	$10,237,884	$5,646,824
Labor costs	134.3%	3,565,648	1,521,942
Merchant fees and discounts	131.0%	1,323,499	572,951
Postage and delivery	95.2%	786,788	403,071
Other	(73.7%)	77,224	293,316

	89.5%	$15,991,043	$8,438,103

Media costs increased at the same rate as the increase in weighted average hours of programming. In 2005, the weighted average hours of programming amounted to 76 hours per week and with the change in October 2005 to operating 24 hours per day and 7 days per week, the weighted average hours of programming in 2006 amounted to 138 hours per week (81.6% increase).
Labor costs averaged $678,792 during each of the first two quarters of 2006 and averaged $1,104,032 during each of the last two quarters of 2006. Labor cost averaged 11.6% of net sales during fiscal 2005 and the first two quarters of 2006. During the last two quarters of 2006, labor cost was 12.3% and 16.4% of net sales, respectively. We began reducing employment to a minimum sustainable level at the end of the fourth quarter and expect our labor costs to decline as a percentage of sales to at least the rate previously experienced.
Merchant fees and discounts increased 131% in 2006 as compared to 2005. The majority of the increase is the result of the sales increase of 108%. In addition, as a result of cash constraints we have experienced a higher than normal chargeback rate, which has caused the merchant fees and discounts to be a higher percentage of net sales.
Postage and delivery costs increased 95.2% in 2006 as compared to 2005. The increase is less than the 108% sales increase primarily due to switching to the U.S. Postal Service Priority Mail from utilizing FedEx during 2006.
GENERAL AND ADMINISTRATIVE
General and administrative expense increased $2,756,517 (162%) in 2006 as compared to 2005. The major components of general and administrative expense are as follows:

	Increase	2006	2005
Labor cost	198%	$1,158,998	$389,035
Rent and parking	162%	441,985	168,925
Management fees	(18%)	480,000	587,811
Legal, accounting and other professional fees and expenses	600%	1,033,078	147,481
Travel costs	370%	248,072	52,764
Telephone/Internet/cable	143%	206,511	84,840
Insurance	392%	153,172	31,118
Repairs and supplies	583%	269,507	39,447
Other	132%	468,084	201,469

	162%	$4,459,407	$1,702,890

The increase in labor cost is higher than expected with the sales growth experienced due to payment of a retention bonus to the CEO of $125,000 and severance compensation of $116,313 to former officers and employees. Excluding these two items would result in a labor cost increase of 136% which is more in line with sales. In addition, during approximately 8 months of 2006, we employed a CFO for the first time.
Rent and parking increased 162%, primarily due to using all of the space we currently have for all of 2006 while we only used it for a portion of 2005. In addition, parking costs are higher due to the higher level of employment.
Legal and professional services increased substantially. Approximately $480,000 of the increase is due to increased legal costs associated with acquisitions, potential acquisitions, financing and other general corporate legal fees. Approximately $100,000 of the increase is due to increased accounting costs which were the result of audits of two years and the quarterly reviews of financials in 2006 as compared to 2005. Outside services increased approximately $200,000 and includes over $100,000 spent for information technology improvements, including customer service.
Travel costs increased primarily as a result of increased travel for meetings on inventory supply and purchasing.
Telephone/Internet/cable increased primarily as a result of the sales increases.
Insurance increased primarily due to the increased volume of business and the addition of a director’s and officer’s liability policy, which we did not have in 2005.
Repairs and supplies increased due to the higher volume of business, leasehold improvements and improvements to the broadcast area of our offices.
NON-CASH COMPENSATION
Since we were short on cash, we granted options and stock compensation awards to employees and consultants. Non-cash compensation includes $647,500 for the 350,000 shares granted to Terry Washburn as a part of his severance; $200,945 for the 100,000 share option granted to Mark J. Miller at $.01; $180,000 for the 150,000 shares granted to Brad Berdow in December 2005; $192,000 for the 160,000 shares granted to employees and consultants in December 2005; $45,296 in compensation for the portion of the stock subscription receivable note that was forgiven in January 2006; $90,000 for stock granted for services; $37,500 for stock options granted below market; $55,500 for 30,000 shares of stock granted to directors; and $110,833 in amortization of deferred compensation.
DISCONTINUED OPERATIONS
Discontinued operations include the operating loss incurred by the retail jewelry store operations since the acquisition on December 12, 2004. On June 17, 2005, we completed the sale of the stores, as discussed above.
NET LOSS
Our net loss increased from $5,804,666 in 2005 to $14,627,550 in 2006. The increased loss is a result of the factors discussed above under Cost of Sales, Selling and Distribution and General and Administrative.
NEW ACCOUNTING STANDARDS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This standard provides guidance on the accounting for and reporting of accounting changes in existing accounting principles and to new accounting standards that do not specify the transition requirements upon adoption of those standards. Except for changes in depreciation methods, this standard will require retrospective application of the new accounting principle to previous periods reported rather than presenting the cumulative effect of the change as of the beginning of the period of the change. Changes in depreciation methods will be applied on a prospective basis, meaning the effects of the change will be reflected only in current and future periods. Corrections of errors will be reported by restating previously issued financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143,” which is effective for us as of April 1, 2006. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing or method of settlement of the obligation. We have completed the evaluation of the impact of this standard on our financial position and results of operations, and have determined that the impact of the change will not be material.
In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” (FSP 115-1 and 124-1), which address the determination as to when an investment is considered impaired, whether that investment is other than temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These FSPs will be effective for us beginning April 1, 2006. We have completed the evaluation of the impact of this standard on our financial position and results of operations, and have determined that the impact of the change will not be material.
In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (SFAS No. 123(R)). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The statement will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We have completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R) and have determined that net loss would have increased $245,109 if SFAS No. 123(R) had been effective during fiscal 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (SFAS 151) an amendment to ARB 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that “under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that these items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal.” SFAS 151 is effective for us for inventory costs incurred during fiscal years 2007. We have evaluated the impact of the adoption of SFAS 151 and do not believe it will be significant to our overall results of operations or financial position.

CRITICAL ACCOUNTING POLICIES
The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (FRR 60), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and cash flows during the reporting periods. On an on-going basis, we evaluate our estimates and assumptions, including those related to inventory and product returns. We base our estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of our consolidated financial statements:
•	Inventory – We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of FIFO cost or realizable value, and reduce its balance by an allowance for excess and obsolete merchandise. As of March 31, 2006 and 2005, we had inventory balances, excluding merchandise consigned to us, of $1,243,971 and $1,544,169, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. This provision is mitigated by our ability to return certain merchandise to our vendors. In determining these percentages, we look at our historical write-off experience, the specific merchandise categories on hand, our historical recovery percentages on liquidations, forecasts of future product television shows, and the current market value of gold. If actual recoveries or future demand or market conditions differ from our estimates and assumptions, additional inventory write-downs may be required in future periods. Our review at March 31, 2006, indicated that a reserve for excess or obsolete inventory was not required.

•	Product returns – We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period sales. Our return rates on our television sales have averaged 31% to 34% over the past two fiscal years. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if our assumptions and estimates were significantly different from actual product return experiences. The reserve for product returns at March 31, 2006, was $247,336. Based on our fiscal 2006 sales returns, a one percent increase or decrease in our television sales returns rate would have had an impact of approximately $127,000 on consolidated gross profit.

•	Accruals – We are required to calculate a number of accruals, which are based on estimates, to prepare our consolidated financial statements. These include customer returns and refunds, deferred revenue, accrued compensation and accrued media costs. We base our estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for estimating the amounts of the accruals. There can be no assurance that actual results will not differ from these estimates.

•	Stock-based compensation – We account for stock-based compensation issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In cases where exercise prices are less than the fair value of the underlying stock as of the date of grant, compensation expense is recognized over the vesting period. For stock-based compensation issued to non-employees, we account for the grants in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123). We granted options to employees during fiscal 2006 and no options were granted to employees during fiscal 2005. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123, SFAS 123(R). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. The statement will be effective for us on April 1, 2006. Had SFAS 123(R) been in effect during fiscal 2006, compensation expense and net loss would have been $245,109 higher.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any material off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS
The Consolidated Financial Statements of USN Corporation and Subsidiaries together with the report thereon of Creason & Associates, P.L.L.C. dated June 28, 2006, for the years ended March 31, 2006 and 2005, are set forth as follows:

CREASON & ASSOCIATES, P.L.L.C.
7170 S. Braden Ave., Suite 100
Tulsa, OK 74136-6333
Phone: 918-481-5355 Fax: 918-481-5771
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
USN Corporation and Subsidiaries:
We have audited the accompanying consolidated balance sheet of USN Corporation and Subsidiaries (the Company) as of March 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USN Corporation and Subsidiaries at March 31, 2006, and the results of their operations and their cash flows for the years ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that USN Corporation and Subsidiaries will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, current liabilities of USN Corporation and Subsidiaries exceed current assets by over $15,775,000; the Company had a net loss of approximately $14,628,000; and the Company does not have sufficient cash flows to meets its obligations due within the next 12 months. These conditions raise substantial doubt about the ability of USN Corporation and Subsidiaries to continue as a going concern. Management’s plans regarding these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ Creason & Associates, P.L.L.C.
Tulsa, Oklahoma
June 28, 2006

USN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
March 31, 2006

Assets
Current assets
Cash and cash equivalents	$88,541
Restricted cash	653,001
Accounts receivable	136,920
Inventory, net	1,243,971
Prepaid expenses and other assets	219,965

Total current assets	2,342,398
Property and equipment, net	280,622
Restricted cash	630,000
Deposits and other assets	73,098

Total assets	$3,326,118

Liabilities and Stockholders’ Deficit
Current liabilities
Note payable to related party	$500,000
Note payable	250,000
Accounts payable trade	6,797,074
Accrued expenses and other liabilities	6,396,499
Net current liabilities of discontinued operations	574,847
Due to affiliates	3,599,209

Current liabilities	18,117,629

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $.0001 par value; authorized 5,050,000 shares; no shares issued and outstanding	—
Common stock; $.0001 par value; authorized 195,000,000 shares; 23,186,984 shares issued and outstanding	2,319
Additional paid in capital	10,474,059
Stock subscriptions receivable	(703,011)
Deferred compensation	(229,167)
Treasury stock to be returned for cancellation	(3,209,112)
Accumulated deficit	(21,126,599)
Total stockholders’ deficit	(14,791,511)

Total liabilities and stockholders’ deficit	$3,326,118

See accompanying notes to consolidated financial statements.

USN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended March 31, 2006 and 2005

	2006	2005
Product sales	$27,333,995	$13,119,620
Cost of sales	19,776,600	8,361,124

Gross profit	7,557,395	4,758,496

Costs and expenses:
Selling and distribution	15,991,043	8,438,103
General and administrative	4,459,407	1,702,890
Non-cash compensation expense	1,559,574	—
Interest and other income	(94,877)	—
Interest expense	74,504	14,124

Total costs and expenses	21,989,651	10,155,117

Loss from continuing operations	(14,432,256)	(5,396,621)

Discontinued operations
Loss from discontinued operations	(195,294)	(408,045)

Loss from discontinued operations	(195,294)	(408,045)

Net loss	$(14,627,550)	$(5,804,666)

Net loss per share, basic and diluted
Continuing operations	$(0.72)	$(0.83)
Discontinued operations	(0.01)	(0.06)

Net loss per share, basic and diluted	$(0.73)	$(0.89)

Weighted average shares outstanding, basic and diluted	20,073,850	6,502,593

See accompanying notes to consolidated financial statements.

USN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Years Ended March 31, 2006 and 2005

			Additional	Stock		Treasury
	Common Stock		Paid-in	Subscriptions	Deferred	Stock to be	Accumulated
	Shares	Par Value	Capital	Receivable	Compensation	Cancelled	Deficit	Total
Balance at March 31, 2004	4,850,000	$485	$9,515	$—	$—	$—	$(694,383)	$(684,383)
Conversion of notes payable to common stock	2,062,320	206	3,045,779	—	—	—	—	3,045,985
Acquisition of USN Corporation	353,875	35	(2,652,883)	—	—	—	—	(2,652,848)
Sale of common stock for notes receivable	610,000	61	158,539	(158,600)	—	—	—	—
Conversion of administrative loan to common stock	500,000	50	249,950	—	—	—	—	250,000
Conversion of accounts payable to related party to common stock	550,000	55	549,945	—	—	—	—	550,000
Common stock issued:
To directors for services	295,000	30	73,720	—	—	—	—	73,750
For accounts payable	351,998	35	319,856	—	—	—	—	319,891
For consulting contract	400,000	40	39,960	—	—	—	—	40,000
Net loss	—	—	—	—	—	—	(5,804,666)	(5,804,666)

Balance at March 31, 2005	9,973,193	997	1,794,381	(158,600)	—	—	(6,499,049)	(4,862,271)

Correction of shares in USN acquisition in 2005	(3,875)	—	—	—	—	—	—	—
Acquire Altron Limited	11,251,244	1,125	5,058,875	(5,000,000)	—	—	—	60,000
Issue common stock for amount due to Spotlight, LLC	1,368,422	137	2,599,863	—	—	—	—	2,600,000
Sell retail jewelry stores to LGS	—	—	—	—	—	1,021,249	—	1,021,249
Payment and accrual of estimated liabilities from LGS transaction	—	—	—	—	—	(4,133,210)	—	(4,133,210)
Consulting income from LGS	—	—	—	—	—	(97,151)	—	(97,151)
Collections of stock subscription receivable	—	—	—	4,415,939	—	—	—	4,415,939
Bonus applied to stock subscriptions	—	—	—	39,650	—	—	—	39,650
Deferred compensation	—	—	—	—	(229,167)	—	—	(229,167)
Common shares issued:
Settlement with former CEO	350,000	35	647,465	—	—	—	—	647,500
Director compensation	30,000	3	55,497	—	—	—	—	55,500
Accounts payable	158,000	16	227,984	—	—	—	—	228,000
Services	60,000	6	89,994	—	—	—	—	90,000
Net loss	—	—	—	—	—	—	(14,627,550)	(14,627,550)

Balance at March 31, 2006	23,186,984	$2,319	$10,474,059	$(703,011)	$(229,167)	$(3,209,112)	$(21,126,599)	$(14,791,511)

See accompanying notes to consolidated financial statements.

USN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net loss	$(14,627,550)	$(5,804,666)
Loss from discontinued operations	(195,294)	(408,045)

Loss from continuing operations	(14,432,256)	(5,396,621)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	64,774	31,271
Non-cash compensation	1,559,574	—
Common stock to be returned by LGS for management services	(97,151)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	(850,013)	(432,988)
Accounts receivable	(71,647)	(49,749)
Inventory	300,197	(1,544,169)
Prepaid expenses and other assets	(18,449)	(148,187)
Net liabilities of discontinued operations	(206,666)	—
Due to affiliate	2,884,891	1,608,980
Accounts payable	5,967,156	1,040,610
Accrued expenses and other liabilities	1,058,372	2,026,107

Net cash used in continuing operations	(3,841,218)	(2,864,746)

Net cash used in discontinued operations	(75,888)	(181,423)

Net cash used in operations	(3,917,106)	(3,046,169)

Cash flows from investing activities
Acquisition of property and equipment	(157,971)	(218,696)

Net cash used in continuing operations	(157,971)	(218,696)

Net cash used in discontinued operations	—	(1,536)

Net cash used in investing activities	(157,971)	(220,232)

Cash flows from financing activities
Proceeds from notes payable converted to common stock	—	3,045,985
Collections of stock subscription receivable	4,415,939	—
Cash received in excess of cash paid in acquistion of USN Corporation	—	607,288
Loan proceeds	—	554,000
Repayment of notes payable	(54,000)	(66,000)
Loan made	—	(20,000)

Net cash provided by continuing operations	4,361,939	4,121,273

Net cash used in discontinued operations	(210,262)	(887,550)

Net cash provided by financing activities	4,151,677	3,233,723

Net increase (decrease) in cash and cash equivalents	76,600	(32,678)
Cash and cash equivalents, beginning of year	11,941	44,619

Cash and cash equivalents, end of year	$88,541	$11,941

See accompanying notes to consolidated financial statements.

USN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years Ended March 31, 2006 and 2005

	2006	2005
Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$11,566	$14,124
Income taxes	—	—

Non-cash investing and financing activities:
Issuance of common stock for:
Acquisition of Altron Limited	$5,060,000	$—
Liabilities assumed by LGS	2,600,000	—
Convertible notes payable	—	3,045,985
Note receivable	—	158,600
Administrative loan	—	250,000
Accounts payable	228,000	319,891
Sale of jewelry stores to LGS	1,021,249	—
Liabilities assumed back from LGS	4,133,210	—
Bonus applied to reduce stock subscription receivable	39,650	—
See accompanying notes to consolidated financial statements.

USN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	Description of business and significant accounting policies and procedures

Business

USN Television Group, Inc. (“USN TV”) is a retailer of consumer products through interactive electronic media using broadcast, cable and satellite television and the Internet. USN TV focuses on presenting consumer products at attractive prices that can leverage the visual appeal of television, including jewelry, watches, coins and other collectible products. USN TV’s programming is transmitted by satellite to cable television systems, direct broadcast satellite systems and television broadcasting stations across the United States. Revenues are primarily generated from sales of merchandise offered through USN TV’s television home shopping programming.

USN TV segments its programming into product categories and each program uses a show-host approach, with the host conveying information about the products and demonstrating their use. The viewers can purchase any product USN TV offers, subject to availability.

Background; corporate structure

USN Corporation (“USN”) was incorporated in the state of Colorado in 1988, under its former name, Protron Systems, Inc. In 1994, USN purchased certain assets and assumed certain liabilities from the bankruptcy estates of American Fashion Jewels, Inc. (“Imposters”) and, in a separate transaction, Mirage Concepts, Inc. (“Mirage”), both of which were retail chains of reproduction jewelry stores. USN’s wholly owned subsidiary, USN TV was incorporated in Delaware in April 2003. On June 17, 2005, USN acquired Altron Limited (“Altron”) from Global Sun Enterprises, Ltd. (“Global Sun”). The consolidated financial statements include the accounts of USN, USN TV and Altron (collectively the “Company”).
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
The principal elements of the Plan were as follows:

•	USN changed its name from Premier Concepts, Inc. to USN Corporation;

•	USN acquired all of the outstanding stock of USN TV;

•	The Bankruptcy Court classified and organized the treatment of creditors and interest holders;

•	USN issued securities to certain administrative claimants, to the USN TV shareholders in consideration of the acquisition of USN TV, and to the Plan Trust for the payment of certain creditors; and

•	The liquidation of the securities to fund payments under the plan.
Petition to Retroactively Modify Bankruptcy Plan
On February 9, 2006, USN submitted a Motion for Order Confirming Second Amended Plan (the “Motion”) to the Bankruptcy Court in order to clarify certain ambiguities in the Plan, as discussed in Note 10.
Acquisition of USN TV
As part of the reorganization, USN acquired all of the outstanding shares of capital stock of USN TV, and USN TV became a wholly-owned subsidiary of USN. This acquisition provided USN the opportunity to sell consumer products over television and the Internet, as USN TV had already been engaged in this business since April 2003. In consideration for this acquisition, USN issued an aggregate of 5,539,655 shares of USN’s common stock to Michael Reinstein, Brian Kelly, Phillip Wasserman, and the Philip Roy Fund, the shareholders of USN TV at the time (“USN TV Shareholders”). The issuance of such shares by USN to the USN TV Shareholders was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Bankruptcy Code. USN also entered into a registration rights agreement with the USN TV Shareholders, pursuant to which USN has agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale, from time to time, of the shares of USN common stock held by the USN TV Shareholders.
For accounting purposes, the transaction was treated as the issuance of stock by USN TV for the net monetary assets of USN, accompanied by a recapitalization of USN TV. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical operations prior to December 13, 2004, are those of USN TV.
Acquisition of Altron
On June 17, 2005, USN entered into a stock purchase agreement with Global Sun, pursuant to which USN acquired all of the issued and outstanding shares of Altron. The Altron acquisition provided four primary benefits to USN. First, at the time of USN’s acquisition of Altron, Altron’s net assets consisted primarily of a $5,000,000 stock subscription receivable. As of March 31, 2006, a balance of $584,061 remained payable to USN. Second, Altron is a source of additional product for the Company. Altron allows the Company to satisfy a larger portion of its inventory supply needs by enabling the Company to purchase loose diamonds, gems and finished jewelry directly from manufacturers rather than purchasing on consignment. This shift in the Company’s inventory purchasing arrangement should ultimately result in improvements to both gross margins and operating margins. Also, Altron could ultimately allow USN to manufacture finished jewelry. Lastly, Altron provides the Company with the ability to sell certified diamonds, both loose and in finished settings. As of March 31, 2006, the Company had sourced an aggregate of approximately $4,464,000 of product (net of returns) through Global Sun’s affiliates since the Altron acquisition.
In consideration for the acquisition of Altron, USN issued 11,251,244 shares of USN common stock to Global Sun. Immediately after the acquisition, Global Sun owned approximately 49.8% of USN’s outstanding common stock. USN issued such shares in a private placement exempt from the registration requirements of the Securities Act and also entered into a registration rights agreement with Global Sun, pursuant to which USN has agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of common stock issued to Global Sun. As of March 31, 2006, Global Sun owned approximately 47.1% of the Company’s outstanding common stock.
Altron had two subsidiaries, Gem Manufacturing, Inc. and The Diamond Channel which discontinued operations prior to the acquisition of Altron by USN.
Sale of Retail Stores to LGS Holdings, Inc. (“LGS”)
a. Decision to Sell Retail Stores.
After the implementation of the Plan, discussed above, the Company was engaged in the sale of jewelry through two distinct operations: (i) a chain of 14 retail stores, and (ii) the television and internet distribution network acquired in the USN TV transaction. In December 2004, immediately after approval of the Plan, management approved a plan to dispose of its retail store operations, which was unanimously ratified in January 2005 by the USN board of directors.
b. LGS Purchase.
On June 17, 2005, the Company entered into an asset purchase agreement with LGS Holdings, Inc. (“LGS”), which was amended on August 2, 2005, and on November 21, 2005, under which LGS acquired all of the Company’s 14 retail jewelry outlets. In addition, LGS purchased Spotlight, LLC (“Spotlight”) from Messrs. Kelly and Reinstein, in a separate agreement. Spotlight helped the Company obtain product from time to time, with the costs charged to the Company at cost and with no profit to Spotlight or Messrs. Kelly and Reinstein. At the time of the purchase of Spotlight by LGS, the Company owed Spotlight approximately $3,990,000, and Spotlight was one of the Company’s major creditors. As a result of these transactions (collectively referred to as the “LGS Purchase”), the following occurred:

•	USN agreed to satisfy liabilities owed to Spotlight (or to third parties looking to USN to satisfy Spotlight’s liabilities) in the amount of approximately $1.4 million;

•	LGS agreed to assume liability for the remaining $2.6 million of liabilities owed by USN to Spotlight or third parties;

•	LGS acquired the 14 retail stores and all liabilities associated therewith;

•	USN issued 1,368,422 shares of USN common stock to LGS in a private placement exempt from the registration requirements of the Securities Act and also entered into a registration rights agreement with LGS, pursuant to which USN agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of common stock issued to LGS; and

•	USN and LGS agreed that additional shares could be issued to LGS depending upon a final determination of the total liabilities assumed, subject to approval by the Company’s board of directors.
The following is a summary of the net book assets and liabilities transferred from the Company to LGS as of June 17, 2005:

Accounts payable, accrued expenses and other liabilities	$1,603,278
Notes payable	366,424

Total liabilities transferred	1,969,702
Less:
Current assets	558,713
Non-current assets, net	389,740

Total assets transferred	948,453

Common stock expected to be issued	$1,021,249

The net amount of $1,021,249 represents liabilities assumed in excess of assets transferred, and is included as a component of treasury stock to be returned for cancellation upon payment of debt, discussed below. At the time of the sale, the Company expected to issue the stock once a final determination of liabilities had been made. However, as more fully described below, no additional shares were issued. Additionally, no gain or loss was recognized on this transaction.
c. Non-Performance by LGS.
After the closing of the LGS Purchase, USN determined that LGS was not performing its obligations under the LGS Purchase. In particular, management determined that LGS failed to satisfy any portion of the $2.6 million of liabilities it assumed from the Company relating to Spotlight. Any such non-performance would have adversely affected the Company for a number of reasons. First, some of the obligations and liabilities assumed by LGS consisted of obligations pursuant to contracts to which USN was a party, and if LGS did not perform under such contracts then the third parties thereto could look to USN for satisfaction. Second, many of the obligations and liabilities assumed by LGS were owed to suppliers of product for the Company, and the Company needed to maintain an effective working relationship with these suppliers. If LGS did not perform its obligations to such sources, the Company’s ability to acquire product could be adversely effected.
Because of the need to preserve the Company’s relationships with its third party creditors and the Company’s contractual status with such creditors, the Company has provided $2,964,879 in funding (consisting of cash and merchandise inventory) on behalf of LGS in order to reduce the outstanding liabilities initially assumed by LGS. This amount is included as a component of treasury stock to be returned for cancellation upon payment of debt, discussed below.
d. Amendment of LGS Agreements.
As a result of the non-performance by LGS of certain of its obligations under the LGS Purchase, the Company and LGS agreed to amend the USN – LGS agreements. On November 21, 2005, USN and LGS entered into the following two agreements:
•	an Amendment to Amended and Restated LGS Asset Purchase Agreement, pursuant to which (i) LGS agreed to return 1,208,422 shares of USN common stock to USN for cancellation in exchange for USN’s agreement to re-assume and pay the liabilities owed to Spotlight or third parties in connection with Spotlight, all of which had been assumed by LGS in the LGS Purchase, and (ii) LGS retained ownership of the retail stores and responsibility for certain liabilities associated therewith; and

•	a Consulting Agreement, under which USN agreed to (i) provide certain services to LGS in connection with the retail stores owned by LGS and (ii) assist LGS in the closing or sale of the retail stores by December 31, 2005, in exchange for the delivery by LGS of 10,000 shares of USN common stock, per month, to USN for cancellation.
By December 31, 2005, USN had completed assisting LGS in the close or sale of the remaining retail stores. Therefore, USN’s obligations under the Consulting Agreement expired on this date. USN will receive 64,767 shares of USN common stock from LGS (for cancellation), as consideration for providing management and closing services during the consulting period. The Company estimates the fair market value of these shares to be $97,151, which is presented as other income in the accompanying consolidated statements of operations.
As a result of the foregoing, the Company established an accrual on September 30, 2005, representing management’s estimate of the amount required to settle claims brought by previous Spotlight vendors and creditors of the jewelry stores as a result of non-performance by LGS. The accrued balance at March 31, 2006, consists of $574,847 in net current liabilities of discontinued operations and $593,484 as the amount due Spotlight vendors which was re-assumed from LGS. The amount due Spotlight vendors is included as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheet (see Notes 7 and 10). The Company believes that it has established an adequate accrual based on the amount it estimates is required to settle the remaining liabilities owed to previous vendors and creditors of Spotlight and the retail stores. However, the actual amount required may differ from the Company’s estimate.
e. Treasury Stock to be Returned for Cancellation Upon Payment of Debt
At March 31, 2006, treasury stock to be returned for cancellation upon payment of debt represents the net effect of the transactions described above relating to the LGS Purchase and non-performance by LGS. Such transactions are summarized in Note 10.
Principles of consolidation and presentation
The consolidated financial statements include the accounts of USN and its wholly owned subsidiaries USN TV and Altron (collectively referred to as the “Company”). All material intercompany accounts and transactions have been eliminated.
Discontinued operations - In December 2004, immediately after the acquisition of USN TV, management of USN approved a plan, unanimously ratified by the board of directors on January 6, 2005, to dispose of its retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN TV. Accordingly, the net results of operations of the retail jewelry stores are included in discontinued operations for all periods presented. USN operated 14 retail jewelry stores when the decision to discontinue this operation was made.
Fiscal Year - Prior to the acquisition of USN TV by USN, USN’s fiscal year was a 52/53-week period ending on the last Sunday in January. With the acquisition of USN TV, the Company adopted the March 31 year-end of USN TV. As used herein, Fiscal 2006 refers to the year ended March 31, 2006 and Fiscal 2005 refers to the year ended March 31, 2005.
Cash equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2006, cash equivalents consist of money fund investments, money market accounts and business checking accounts. Restricted cash is not included in cash equivalents.
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
The Company has satisfied a large portion of its inventory supply needs through consignment or right-of-return arrangements with vendors. The consigned inventory is owned by the vendors. Accordingly, the cost is not included in the Company’s inventory, nor is the obligation to the vendor included in accounts payable, until the related inventory is sold.
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
Income taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Revenue and cost recognition
The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). Revenue related to merchandise sales is recognized when the product is shipped, reduced by a provision for returns, in accordance with SFAS No 48, “Revenue Recognition When Right of Return Exists.” The provision for sales returns is based on the Company’s historical return rate. Payments received for unfilled orders are reflected as a component of accrued expenses and other liabilities.
Costs and expenses
•	Cost of sales includes the cost of products sold, incoming freight charges, lost shipments net of insurance reimbursement and product shrink;

•	Selling and distribution cost includes operating media costs, labor cost for all operations, postage and delivery and merchant fees and discounts. Shipping and handling costs amounted to $786,788 and $403,071 during fiscal 2006 and fiscal 2005, respectively.

•	General and administrative cost includes administrative labor cost, rent, insurance, professional services, travel and entertainment, director fees, supplies and other costs incident to the administration of the business.
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
SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of SFAS 123” require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted during fiscal 2005. Accordingly, no disclosure is required of the fair value method as compared to the intrinsic value method for fiscal 2005. The following table illustrates the effect of the net increase in net loss from operations and the net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to the stock-based employee compensation for the year ended March 31, 2006 (the only year with stock-based employee compensation).
The pro forma net increase in net loss and basic and diluted loss per share for the year ended March 31, 2006, would have been as follows:

2006

Net loss:

As reported	$(14,627,550)
Deduct: Total increase in stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(245,109)

Pro forma	$(14,872,659)

Net loss per share, basic and diluted:

As reported	$(.73)

Pro forma	$(.74)

The pro forma compensation costs represented above were determined using the weighted average fair values of options granted under the Company’s stock option plan during fiscal 2006, estimated at $745,103, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield – none; expected volatility – 35.85%; risk-free interest – 4.75%; expected term – average 2.5 years.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (SFAS No. 123(R)). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The statement will be effective for the Company on April 1, 2006. If the fair value method had been adopted in prior periods, the impact on the accompanying financial statements would be an increase in net loss from operations of $245,109 in fiscal 2006 ($.01 per share). There would have been no impact in fiscal 2005.
Options and warrants issued to non-employees are accounted for under SFAS 123, “Accounting for Stock Based Compensation.” For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.
Net earnings (loss) per share
The Company has adopted SFAS No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS — basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Any potential dilutive securities are antidilutive for all periods presented. Accordingly, basic and diluted EPS are the same for each period.
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
Reclassification
Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Recent accounting pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This standard provides guidance on the accounting for and reporting of accounting changes in existing accounting principles and to new accounting standards that do not specify the transition requirements upon adoption of those standards. Except for changes in depreciation methods, this standard will require retrospective application of the new accounting principle to previous periods reported rather than presenting the cumulative effect of the change as of the beginning of the period of the change. Changes in depreciation methods will be applied on a prospective basis, meaning the effects of the change will be reflected only in current and future periods. Corrections of errors will be reported by restating previously issued financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143,” which is effective for the Company as of April 1, 2006. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing or method of settlement of the obligation. The Company has completed the evaluation of the impact of this standard on its financial position and results of operations, and has determined that the impact of the change will not be material.
In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” (FSP 115-1 and 124-1), which address the determination as to when an investment is considered impaired, whether that investment is other than temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These FSPs will be effective for the Company beginning April 1, 2006. The Company has completed the evaluation of the impact of this standard on its financial position and results of operations, and has determined that the impact of the change will not be material.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (SFAS 151) an amendment to ARB 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that “under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that these items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal.” SFAS 151 is effective for the Company for inventory costs incurred during fiscal years 2007. The Company has evaluated the impact of the adoption of SFAS 151 and does not believe it will be significant to its overall results of operations or financial position.

Segment information

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. Continuing operations currently includes only one segment, the retail operations of USN TV.

2.	Discontinued operations

In December 2004, immediately after the acquisition of USN TV, management of USN approved a plan to dispose of its retail jewelry store operations, in order to concentrate its efforts and resources on the business of USN TV. Accordingly, the net results of operations of the retail jewelry stores are included in discontinued operations for all periods presented. On January 6, 2005, the Board of Directors of the Company unanimously ratified management’s plan.

As a result of the approval of the plan of reorganization effective December 13, 2004 and the acquisition of USN TV, the retail jewelry store operations are included in consolidated operations only for the period since December 13, 2004. Revenues during this period of fiscal 2005 were $1,137,974 and the net loss was $408,045. Revenues during fiscal 2006 were $537,550 and the net loss was $195,294.

Net liabilities of discontinued operations at March 31, 2006, consist of notes payable of $60,727, tax claims of $54,975, store lease claims of $295,873 and other accounts payable of $163,272.

3.	Restricted cash

As a part of the agreements with credit card companies, the Company maintains a deposit with the credit card companies, which amounted to $1,283,001 at March 31, 2006. The amount of the deposit is based primarily upon historical returns. One of the credit card companies that process the majority of the Company’s sales retains a certain percentage of sales to allow for potential returns to customers. This retained amount is currently released to the Company within twelve months and at March 31, 2006 this amounted to $653,001 and is classified as a current asset. Another credit card company requires a deposit, which is reviewed quarterly. At March 31, 2006, this amounted to $630,000 and is classified as non-current.

4.	Inventory

Inventory, which primarily includes jewelry, watches, coins and other collectible products, at March 31, 2006, consists of:

Finished products	$1,866,726
Raw materials	2,603

1,869,329
Less consigned inventory	(625,358)

Net inventory	$1,243,971

5.	Property and equipment

Property and equipment at March 31, 2006, consists of the following:

Computer and broadcast equipment	$260,469
Leasehold improvements	82,772
Furniture and fixtures	33,426

376,667
Accumulated depreciation and amortization	96,045

Property and equipment, net	$280,622

6.	Notes payable

Notes payable consists of the following at March 31, 2006:

Note payable:
Note payable to an individual with 6% interest payable monthly; due December 31, 2006; convertible into common stock at $.50 per share; interest payments since January 2005 are past due at March 31, 2006; accrued interest and the principal balance were converted into common stock in May 2006	$250,000

Note payable to related party:
Note payable to an affiliate of the principal shareholder with interest payable monthly at 8% commencing April 1, 2005; due March 21, 2006; collateralized by USN TV’s accounts receivable and inventory; convertible into common stock at $2.00 per share; interest payments since April 1, 2005, are past due; principal is past due	$500,000

7.	Accrued expenses and other liabilities

Accrued expenses and other liabilities at March 31, 2006, consist of the following:

Customer refunds	$3,727,127
Deferred revenue	36,043
Reserve for customer returns	247,336
Accrued payroll and payroll taxes payable	372,721
Sales taxes payable	89,585
Accrued deferred compensation	885,444
Spotlight liabilities assumed back from LGS	593,484
Accrued media and other	444,759

Total	$6,396,499

8.	Income taxes

The Company has not recorded a deferred tax benefit for the periods ended March 31, 2006 and 2005, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to the loss before discontinued operations and income taxes is reconciled with the “normally expected” federal income tax as follows:

	2006	2005
“Normally expected” income tax benefit	$(4,973,400)	$(1,834,900)
Increase (decrease) in taxes resulting from:
State income taxes net of federal income tax benefit	(793,300)	(314,800)
Nondeductible meals and entertainment	4,600	3,200
Valuation allowance	5,762,100	2,146,500

Actual income tax benefit	$—	$—

The net deferred taxes at March 31, 2006, are comprised of the following:

Net operating loss carryforward	$8,185,200
Valuation allowance	(8,185,200)

Net deferred tax asset	$—

The Company has available unused net operating loss carryforwards of $20,696,000 which will expire in various periods from 2023 to 2026, some of which may be limited as to the amount available on an annual basis.

9.	Related party transactions

The Company had several transactions with related parties during fiscal 2006 and fiscal 2005, as follows:

The Company purchased approximately $3,693,000 and $5,895,000 of merchandise inventory during fiscal 2006 and 2005, respectively, from Spotlight, a company previously owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders. In addition, the Company made payments of approximately $1,380,000 and $4,253,000 to Spotlight during fiscal 2006 and 2005, respectively. Spotlight was sold to LGS (see Note 1 “Sale of Retail Stores to LGS Holdings”) in June 2005.

In addition, the Company had numerous transactions with several companies affiliated with Global Sun. As of March 31, 2006, Global Sun owned approximately 47.1% of the Company’s outstanding common stock (see Note 1 “Acquisition of Altron”). During fiscal 2006, the Company purchased approximately $4,464,000 of merchandise inventory (net of product returns) from these companies, representing a significant portion of the Company’s total inventory purchases. The Company made payments of approximately $1,410,000 during this period and owe these companies approximately $3,443,000 at March 31, 2006.

In March 2005, the Company issued a note payable to FJR, an affiliate of Global Sun, in the amount of $500,000. The note was originally scheduled to mature on September 21, 2005; however, the maturity date was extended to March 21, 2006. Interest is payable monthly at 8% per annum; however, no payments had been made as of March 31, 2006.

In December 2004, the Company entered into consulting and license agreements with companies owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders (see Note 12). The Company incurred fees of approximately $480,000 and $588,000 during fiscal 2006 and 2005, respectively, and owed approximately $155,000 to these companies at March 31, 2006.

10.	Capital stock

Preferred stock

The Company has 5,050,000 shares of $.0001 par value preferred stock authorized and no shares issued or outstanding at March 31, 2005.

Common stock

The Company has 195,000,000 shares of $.0001 par value common stock authorized and 23,186,984 shares issued and outstanding at March 31, 2006.
Petition to Retroactively Modify Bankruptcy Plan
On February 9, 2006, USN submitted a Motion for Order Confirming Second Amended

Plan (the “Motion”) to the Bankruptcy Court in order to clarify certain ambiguities in the Plan.
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
Subsequent to the filing the Certificate of Amendment and in reliance thereon, USN has from time to time issued an aggregate of 15,686,984 shares of common stock as of March 31, 2006, to a limited number of investors, employees and vendors in private placements.
USN has determined to request that the Bankruptcy Court resolve any ambiguities under the Plan. Accordingly, USN has submitted the Motion to the Bankruptcy Court to request a finding, retroactively effective as of the effective date of the Plan, that the Board of Director’s of USN was authorized to file the Certificate of Amendment without further corporate action pursuant to the authority of the Plan. The Bankruptcy Court approved the Motion, and USN will file a certificate of correction with the Secretary of State of the State of Colorado to clear up, other, unrelated minor issues.
Stock Subscriptions Receivable
As a part of the acquisition of Altron, the Company acquired a $5,000,000 stock subscription receivable, which had a balance of $584,061 at March 31, 2006.
Two former officers of USN TV have notes payable to USN in the original amount of $158,600 for the purchase of 610,000 shares of the Company’s common stock. The notes are due in four annual installments of $39,650 plus interest at 3.56% on January 2. If the officers are still employed on the January 2 anniversary date, USN TV has agreed to pay the officers a bonus equal to the amount due. The first payments were recorded on January 2, 2006, leaving a balance of $118,950. Both individuals have left employment with the Company and the note agreements remain in full force and effect. The scheduled payment due each January 2nd shall be forgiven by USN TV, provided that the individuals are not in material breach of their separation agreements.
Deferred Compensation
Deferred compensation is unearned compensation and represents the unvested portion of compensation accrued for the difference between the exercise price and the trading price of the stock on the date of the grant. Deferred compensation will be amortized over the vesting period.

Treasury Stock to be Returned for Cancellation Upon Payment of Debt
At March 31, 2006, treasury stock to be returned for cancellation upon payment of debt represents the net effect of the transactions described above relating to the LGS Purchase and non-performance by LGS and is summarized below.

Common stock that was expected to be issued for:

Liabilities assumed in excess of assets transferred on June 17, 2005, representing the sale of the jewelry store operations to LGS	$1,021,249

Common stock to be returned by LGS for cancellation, consisting of the following:

Funding provided to LGS to satisfy liabilities assumed by LGS in the June 17, 2005 purchase of Spotlight and the jewelry store operations	$2,964,879

Net current liabilities of discontinued operations re-assumed from LGS	574,847

Amount due Spotlight vendors which was re-assumed from LGS	593,484

Management income, pursuant to Consulting Agreement between USN and LGS, under which USN agreed to provide certain services to LGS in connection with the retail stores owned by LGS, in exchange for the delivery by LGS of 10,000 shares of USN common stock, per month, to USN for cancellation (64,767 shares)	97,151

Total common stock to be returned for cancellation	4,230,361

Net treasury stock to be returned for cancellation (1,273,189 shares)	$3,209,112

11.	Stock Compensation Plan

Options which were outstanding when the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the plan of reorganization. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the plan of reorganization.

On December 15, 2005, the USN board of directors approved the adoption of the USN Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan allows for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and qualified performance awards. The maximum number of shares of the Company’s common stock that may be issued under the 2005 Plan is 5,000,000, with a maximum of 1,000,000 shares, or $1,250,000 in the case of a qualified performance award, granted to any one participant during a calendar year. All employees and consultants of the Company, as well as those persons extended an offer of employment with the Company, are eligible to receive an award under the 2005 Plan. The compensation committee of the Board shall determine who is to be granted an award, what type of award and the number of shares or units to be awarded.

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

Data concerning stock option activity for fiscal 2006 follows (none in fiscal 2005):

		Weighted-
	Number	Average
	Of	Exercise
	Options	Price
Outstanding – Beginning of year	—	—
Granted	1,100,000	$1.14
Exercised	—	—
Canceled or forfeited	(85,416)	1.50

Outstanding – End of year	1,014,584	$1.11

Exercisable – End of year	351,250	$1.53

Data concerning stock options at March 31, 2006 follows:

	Options Outstanding
		Weighted-
		Average	Number
	Number	Remaining	of
	Of	Contractual	Options
Exercise Price	Options	Life (Years)	Exercisable
$0.01	100,000	9.56	100,000
$1.00	500,000	9.95	195,000
$1.50	414,584	9.55	56,250

	1,014,584		351,250

12.	Commitments and Contingencies

The Company has two office sub-lease agreements which require a combined monthly payment of $21,000 through June 2006. The space includes the broadcast facility, warehouse, distribution center and operating and corporate offices. Future minimum lease payments are: 2007 — $63,000. The Company is attempting to extend the lease through December 2006 at this time.

As more fully described in Note 1, the Company has established an accrual relating to certain liabilities initially assumed by LGS, the purchaser of Spotlight and the jewelry store operations in June 2005. On November 21, 2005, the Company amended the original asset purchase agreement with LGS, and agreed to re-assume and pay all of the remaining liabilities owed to Spotlight, in exchange for the return of 1,208,422 shares of its common stock for cancellation. The accrued balance at March 31, 2006, consists of $574,847 in net current liabilities of discontinued operations and $593,484 as the amount due Spotlight vendors which was re-assumed from LGS. The amount due Spotlight vendors is included as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheet (see Notes 7 and 10). The Company believes that it has established an adequate accrual based on the amount it estimates is required to settle the remaining liabilities owed to previous vendors and creditors of Spotlight and the retail stores. However, the actual amount required may differ from the estimate.

USN TV has a number of media contracts which are contingent upon the Company making the required payment for air time in advance.

The Company has a consulting agreement with a company owned by two major shareholders which provides for consulting fees in the amount of $30,000 per month through December 17, 2005. In addition, the Company has a lease, license and software support agreement with another company owned by these two shareholders which provides for monthly payments of $10,000 through December 17, 2005. Both agreements are continuing on a month-to-month basis.

13.	Legal

USN will remain subject to the jurisdiction of the Bankruptcy Court until it makes its final payment to unsecured creditors, which has been delayed pending resolution of the petition to retroactively modify the Plan. See Note 10. USN has been a party to a number of disputes arising from the bankruptcy, principally with former landlords. Management of the Company believes that an adequate accrual for any potential loss has been provided at March 31, 2006.

14.	Going Concern

At March 31, 2006, the Company had a working capital deficit of over $15,775,000. The Company had a net loss of $14,627,550 and $5,804,666 for the years ended March 31, 2006 and 2005, respectively. The Company does not have sufficient cash flows to meet its obligations due within the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During 2006, our gross margin averaged less than 30%. During the first quarter of 2007, the gross margin has improved to approximately 40%. We have a backorder of approximately $2,960,000 as of June 27, 2006 as compared to approximately $36,000 at March 31, 2006. Our sales are approximately the same as in the first quarter of fiscal 2006, based upon preliminary estimates; however, with the substantial increase in the backorder, if shipped, sales could have increased approximately 30% from the 2006 first quarter.

We have commenced acquiring inventory on a COD basis. This allows us to maintain a lower inventory and also gives us the best pricing possible with the level of our purchases. Using a more just-in-time inventory model will also allow us to reduce inventory shrink.

We have also added new product mixes. Channel Sunglasses and Dale Earnhardt Collectibles were added in the first quarter of 2007 with favorable results. We also intend to add to our product mix, focusing on branded closeout products, such as Lalique and Waterford Crystal. We expect this expanded product mix to increase sales further in 2007.

We recently entered into an agreement with a company that will enable us to offer multi-pay options for sales. This should allow us to increase sales to customers who are unable to afford a one-payment purchase, but can afford a multi-payment plan to purchase our products.

During fiscal 2006, our on-line sales amounted to $115,877 or 0.4% of total revenue. We have recently completed a complete overhaul of our website which we expect to make the online order process friendlier and expect to see an increase in revenues. Our competitors generate from 12% to 23% of their total revenue from on-line sales. Our initial goal is to reach 5% to 7% of total sales for the third and fourth quarter of 2007. Increased on-line sales should be incremental and thus not negatively impact our principal sales environment.

The Company has retained an investment banker to assist it in raising funds.

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

15.	Fourth Quarter Adjustments

During the fourth quarter of 2006, the Company recorded a reduction in inventory and an increase in cost of sales in the amount of $768,613.

In addition, during the fourth quarter, the Company recorded an increase in accounts payable trade and an increase in cost of sales in the amount of $903,770 as a result of completion of reconciliations with vendors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On May 24, 2005, the Company dismissed its former principal accountant, HEIN & ASSOCIATES LLP (“Hein”) and engaged Creason & Associates, P.L.L.C. (“Creason”), Certified Public Accountants, of Tulsa, Oklahoma, as its principal accountants. The decision to change accountants was made by the Audit Committee and was ratified by the Board of Directors of the Company.
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
The accountant’s report of Hein as of and for the year ended January 26, 2003, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The report contained a “going concern” modification.
During the year ended January 26, 2003, and through May 24, 2005, the Company did not consult with Creason regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.
ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, and, based on our evaluation, our principal executive officer has concluded that these controls and procedures are effective.
(b) Changes in Internal Controls
There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.
As a result of the significant increase in sales volume which began during the fourth quarter of fiscal 2005, we implemented additional procedures to improve documentation and control of accounting for inventory receipts, inventory storage and security, inventory shipments and customer returns.
ITEM 8B. OTHER INFORMATION
Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section, unless we specifically state that the information is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act or Exchange Act. If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item 2.02 will be deemed furnished, and not filed, unless we specify, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction. We are not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.
None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers and Directors
The following table sets forth the names, ages and current positions with the Company held by the Directors and Executive Officers; together with the year such positions were assumed. There is no family relationship between or among any of the Directors or Executive Officers and the company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

			Date First
Name	Age	Position	Elected/Appointed
Mark J. Miller	54	CEO, President and Director	2005
Gary Wolf	57	Director	1999
Andrew Schmidt	44	Director	2006
Mark J. Miller – Mr. Miller became the Chairman and Chief Executive Officer of USN in October 2005. He has over 17 years of senior management experience in national retail sales and closeouts. From 1992 to 1997, Mr. Miller served as Executive Vice President of Merchandising, Marketing and Store Operations at Pic ‘N’ Save Closeouts, Inc. Subsequently, he was President of Consolidated Stores’ $2.8 Billion Closeout Business – a 1,300 store retail company based in Columbus, Ohio that included Big Lots, Pic ‘N’ Save and Macfrugals retail chains (now known as Big Lots, Inc. – NYSE:BLI). Mr. Miller also served in leading executive positions at The Walt Disney Company, Value City Department Stores and Red Tag Biz. Most recently, Mr. Miller served as Chief Operating Officer at Genius Products. He received a Master of Business Administration from Miami University in 1979.
Gary Wolf — Mr. Wolf became a Director of USN in 1999 and is currently a principal at Global Management Partners a consulting and advisory service firm. Prior to GMP, Mr. Wolf was Vice President, Planning and Marketing at Frederick Atkins, Inc., an international service, product development, and research corporation. Prior to this position, he was Vice President and Corporate Controller at Frederick Atkins. Mr. Wolf is an Adjunct Professor at Fashion Institute or Technology, St. John’s University, and Parsons School of Design. He is currently on the Board of Directors of FDMC a non-profit apparel supported association. He has an undergraduate degree from the University of Georgia and an MBA degree from Georgia State University.
Andrew Schmidt – Mr. Schmidt became a Director of USN in January 2006, and has been Chief Financial Officer of Smith Micro Software, Inc. a NASDAQ traded technology company from June 2005 to present. Prior to joining Smith Micro, Mr. Schmidt was the Chief Financial Officer

of Genius Products, Inc., a publicly traded entertainment company from August 2004 to June 2005. From April 2003 to June 2004, Mr. Schmidt was Vice President (Finance) and acting Chief Accounting Officer of Peregrine Systems, Inc., a publicly held provider of enterprise level software then in Chapter 11 reorganization. From July 2000 to January 2003, Mr. Schmidt was Executive Vice President and Chief Financial Officer of Mad Catz Interactive, Inc., a publicly traded provider of console video game accessories. He holds a B.B.A. from the University of Texas and an M.S. in Accountancy from San Diego State University.
Audit Committee
The Board of Directors has determined that Andrew Schmidt meets the requirements of a financial expert and serves as Chairman of the Audit Committee. Mr. Wolf is independent as specified in Item 7 (d)(3)(iv) of Schedule 14A under the Exchange Act.
The small business issuer has a separately designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Schmidt and Mr. Wolf.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To our knowledge, based solely on a review of reports furnished to us, our Directors, excluding Mr. Miller, did not file Form 4’s when they received a stock grant during fiscal 2006. None of the directors timely filed Form 5’s to report their annual activity for fiscal 2006. Each of the three owners of in excess of 10% of our common stock, who are listed in Item 11, were late filing their reports required by Section 16(a) of the Exchange Act.
Code of Ethics
We intend to adopt a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions during the coming fiscal year. As a result of changes in directors and management we were unable to complete the code of ethics during fiscal 2006.

ITEM 10. EXECUTIVE COMPENSATION
The Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.
Summary Compensation Table
The following table shows the compensation of our Chief Executive Officer and each executive officer and employees whose total cash compensation exceeded $100,000 for the three years ended March 31, 2006.
Annual Compensation

					Other Annual
Name and principal position	Year	Salary	Bonus		Compensation
Mark J. Miller (CEO since	2006	$75,000		$125,000	$568,075
October 2005) (a)	2005	N/A		N/A	N/A
	2004	N/A		N/A	N/A

Terry Washburn (CEO from	2006	$149,500		$—	$647,500
November 2001 to October	2005	$103,846	$	N/A	$179,319
2005) (b)	2004	$120,000		N/A	$132,803

Brad Berdow (USN TV Vice	2006	$157,292		$23,945	$180,000
President-Business	2005	$150,000		$5,281	N/A
Development) (c)	2004	$125,000		N/A	N/A

(a)	Other compensation for Mr. Miller in 2006 is the fair market value of options granted to him in October 2005.

(b)	In fiscal 2004, other compensation for Mr. Washburn includes the amortization of the value of the 400,000 shares of our common stock awarded to Mr. Washburn on December 17, 2001. In fiscal 2005, other compensation includes the $116,194 balance of the amortization of the value of the 400,000 shares of our common stock awarded Mr. Washburn on December 17, 2001 and the $63,125 value of the common stock awarded Mr. Washburn as a part of the bankruptcy plan. In fiscal 2006, other compensation includes the value of the common stock issued to Mr. Washburn as a part of his separation agreement with the Company. Other compensation in 2006 is the fair market value of the 350,000 share stock grant made to Mr. Washburn in October 2005 pursuant to his separation agreement and general release. Mr. Washburn’s salary in 2006 includes $58,500 paid to him pursuant to his separation agreement.

(c)	Mr. Berdow has a note payable to USN in the original amount of $84,500 (current balance of $63,375) for the purchase of 325,000 shares of our common stock, which is included in stock subscriptions receivable on the accompanying consolidated balance sheet. The note is due in four annual installments of $21,125 plus interest at 3.56% on January 2. If Mr. Berdow is employed on the January 2 anniversary date, we have agreed to pay Mr. Berdow a bonus equal to the amount due. The bonus included in fiscal 2005 represents the three month accrual of the first annual principal payment due January 2, 2006. The bonus in fiscal 2006 includes the twelve month accrual of the stock loan bonus plus the related accrued interest due on January 2, 2006. Other compensation for Mr. Berdow in 2006 is the fair market value of the stock grant made to him in December 2005. Mr. Berdow left employment with the Company on April 14, 2006. Pursuant to his settlement agreement, he received three-month’s separation pay and his accrued vacation. In addition, while the stock note will remain in effect, as long as he is not in default of his settlement agreement, we will continue to forgive the principal and accrued interest on the stock note.
We have made available certain non-monetary benefits to our executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. We consider such benefits to be ordinary and incidental business costs. The value of such benefits did not exceed, in the case of the named individual, 10% of the cash compensation of the individual.
Long Term Compensation Awards

	Restricted	Securities
	Stock	Underlying	LTIP	All Other
	Award(s)	Options/	Payouts	Compensation
	($)	SARs (#)	($)	($)
Mark J. Miller (a)	—	500,000

(a)	(a) Includes 141,666 shares exercisable at March 31, 2006, and 358,334 shares which become exercisable at the rate of 8,333 shares per month, contingent upon continued employment.
Option/SAR Grants in Last Fiscal Year

Number of
	Securities	% of Total
	Underlying	Options/SARs
	Options/	Granted to	Exercise
	SARs	Employees in	or Base	Expiration
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Date
Mark J. Miller	100,000	9.1%	$.01	10/18/2015
Mark J. Miller	400,000	36.4%	$1.50	10/18/2015
The market price was $2.00 per share on the date of each grant to Mr. Miller. The 100,000 share option was vested on the date granted. The 400,000 share option vests monthly over four years,

with 41,666 shares vested at March 31, 2006.
Long Term Incentive Plan — None
Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/SARs	Options/SARs
			At FY-End (#)	At FY-End ($)
	Shares Acquired		Exercisable/	Exercisable/
Name	on Exercise (#)	Value Realized ($)	Unexercisable	Unexercisable
Mark J. Miller:
Exercisable	—	—	141,666	$212,499
Unexercisable	—	—	358,334	$537,501
Director Compensation
Mr. Washburn was granted 350,000 shares of our common stock as a part of his separation agreement. Mr. Johnson and Mr. Wolf each received a grant of 15,000 shares of our common stock for director fees. In December 2005, Mr. Wolf was granted 50,000 shares of our common stock for prior services, subject to a six-month vesting period. In January 2006, when he became a director, Mr. Schmidt was granted 50,000 shares of our common stock, subject to a six-month vesting period.
In December 2005, the board approved the following compensation plan for the board members:
•	Annual compensation of $10,000, payable quarterly, for participation as a member of the board of directors;

•	Additional compensation of $1,000 per year for sitting on a committee;

•	The chairperson of the audit committee to receive an additional $1,500 per year;

•	Directors to have the option of receiving their compensation either in cash or our common stock;

•	Each director would receive 10,000 shares of our common stock per year for serving as a director of the Company, which would vest in six months; and

•	Each new director would receive 10,000 shares of our common stock, subject to a six-month vesting period, upon being appointed to the board of directors.
Employment Agreements
Mark J. Miller – Mr. Miller was employed on October 18, 2005, as Chief Executive Officer of the Company and initially as Acting Chairman of the Board of Directors. The agreement provides for annual compensation of $150,000, four-weeks paid vacation, reimbursement for the cost of health insurance and participation in any incentive, savings and retirement plans made available by the Company, as well as other normal provisions. Mr. Miller was also granted options to acquire our common stock. Upon termination of employment, Mr. Miller would be entitled to payment of all accrued salary, including accrued vacation and three-month severance pay at his then current rate of pay.
Brad Berdow – Mr. Berdow entered into an employment agreement on December 29, 2005, as Vice President – Business Development and General Counsel of the Company. The agreement provided for annual compensation of $175,000, four-weeks paid vacation and participation in any incentive, savings and retirement plans made available by the Company, as well as other normal provisions. Mr. Berdow was also granted 150,000 shares of our common stock as a part of the agreement. Upon termination of employment, Mr. Berdow would be entitled to payment of all accrued salary, including accrued vacation and three-month severance pay at his then current rate of pay. Mr. Berdow left employment with the Company effective April 14, 2006.
As noted above, Mr. Washburn received 350,000 shares of our common stock and $58,500 in cash paid as continuing salary in severance. Mr. Runnels, our former Chief Financial Officer received six weeks salary upon termination.
Repricing Options
We did not adjust or amend the exercise price of stock options or SAR’s previously awarded during the year ended March 31, 2006. All options outstanding before we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code were cancelled as a part of the bankruptcy plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table indicates all persons who, as of May 31, 2006, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of May 31, 2006, there were 23,871,984 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.
Security Ownership of Certain Beneficial Owners

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class
Common	Global Sun Enterprises, Ltd. C/o Treyzon & Associates 9701 Wilshire Blvd., 10th Floor Beverly Hills, CA 90212	11,251,244	47.1%

Common	Brian Kelly (a) 2121 Avenue of the Stars Suite 2910 Los Angeles, CA 90067	2,550,000	10.7%

Common	Michael Reinstein (a) 2121 Avenue of the Stars Suite 2910 Los Angeles, CA 90067	2,550,000	10.7%

(a)	The Archetype Group, Inc. is the record owner of 250,000 shares of our common stock, which Mr. Kelly and Mr. Reinstein own 50% each. The shares owned include 2,425,000 which each own directly and 50% of the shares owned by The Archetype Group, Inc.

Security Ownership of Management
The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all executive officers and directors as a group, as of May 31, 2006, the most recent practicable date. As of May 31, 2006, there were 23,871,984 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. Any options are currently exercisable, unless otherwise indicated.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class
Common	Mark J. Miller (a) 2121 Avenue of the Stars Suite 2910 Los Angeles, CA 90067	500,000	2.1%

Common	Gary Wolf (b) 15-65 208th Street Bayside, NY 11360	87,500	0.4%

Common	Andrew Schmidt (c) 1271 Santa Luisa Drive Solana Beach, CA 92075	50,000	0.2%

Common	All executive officers and directors as a Group (3 persons)	637,500	2.7%

(a)	Includes options granted of which 141,666 shares are currently exercisable and 358,334 shares become exercisable at the rate of 8,333 shares per month subject to continued employment of Mr. Miller.

(b)	Includes grant of 50,000 shares which are due to be issued in June 2006.

(c)	Includes grant of 50,000 shares which are due to be issued in July 2006.
Equity Compensation Plan Information
Options which were outstanding when we filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the plan of reorganization. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the plan of reorganization.
On December 15, 2005, the USN board of directors approved the adoption of the USN Corporation 2005 Stock Incentive Plan as more fully described in Note 11 to the consolidated financial statements and summarized in Item 5.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We had several transactions with related parties during fiscal 2006 and fiscal 2005, as follows:
We purchased approximately $3,693,000 and $5,895,000 of merchandise inventory during fiscal 2006 and 2005, respectively, from Spotlight, a company previously owned by Messrs. Kelly and Reinstein, two of our major stockholders. In addition, we made payments of approximately $1,380,000 and $4,253,000 to Spotlight during fiscal 2006 and 2005, respectively. Spotlight was sold to LGS (see Note 1 “Sale of Retail Stores to LGS Holdings”) in June 2005.
In addition, we had numerous transactions with several companies affiliated with Global Sun. As of March 31, 2006, Global Sun owned approximately 47.1% of our outstanding common stock (see Note 1 “Acquisition of Altron”). During fiscal 2006, we purchased approximately $4,464,000 of merchandise inventory (net of product returns) from these companies, representing a significant portion of our total inventory purchases. We made payments of approximately $1,410,000 during this period and owe these companies approximately $3,443,000 at March 31, 2006.
In March 2005, we issued a note payable to FJR, an affiliate of Global Sun, in the amount of $500,000. The note was originally scheduled to mature on September 21, 2005; however, the maturity date was extended to March 21, 2006. Interest is payable monthly at 8% per annum, however no payments had been made as of March 31, 2006.
In December 2004, we entered into consulting and license agreements with companies owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders (see Note 12). The Company incurred fees of approximately $480,000 and $588,000 during fiscal 2006 and 2005, respectively, and owed $155,000 to these companies at March 31, 2006.
ITEM 13. EXHIBITS
See Exhibit Index on Page 65.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees – The aggregate fees billed as of June 20, 2006 for professional services rendered by our current accountant was $61,300 for the audit of our annual financial statements and review of the related quarterly reports for fiscal 2006 and $80,000 for fiscal 2005.
Audit-Related Fees – None.
Tax Fees – None for 2006 or 2005.

All Other Fees – Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2006 or fiscal 2005.
Audit Committee Policies and Procedures – Not applicable.
If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees – Not applicable.
SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USN CORPORATION

June 28, 2006	/s/ Mark J. Miller

Mark J. Miller, President and CEO
(equivalent of Chief Financial Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 2006	/s/ Mark J. Miller

Mark J. Miller, Director, President and CEO

June 28, 2006	/s/ Gary Wolf

Gary Wolf, Director

June 28, 2006	/s/ Andrew Schmidt

Andrew Schmidt, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM USN CORPORATION (THE “COMPANY”) UPON REQUEST AND PAYMENT OF THE COMPANY’S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)
EXHIBIT INDEX

Securities and
Exchange
Commission		Page
Exhibit No.	Type of Exhibit	Number

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession	N/A

3(i)	Articles of incorporation	N/A

3(ii)	By-laws	N/A

4	Instruments defining the rights of holders, incl. Indentures	N/A

9	Voting trust agreement	N/A

10	Material contracts	N/A

11	Statement re: computation of per share earnings	Item 7

13	Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders	N/A

14	Code of Ethics	N/A

16	Letter on change in certifying accountant	N/A

18	Letter on change in accounting principles	N/A

20	Other documents or statements to security holders or any document incorporated by reference	N/A

21	Subsidiaries of the Registrant	Item 1

22	Published report regarding matters submitted to vote of security holders	N/A

23	Consent of experts and counsel	N/A

24	Power of Attorney	N/A

31	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002	66

32	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002	67