Form 10QSB
period 2006-06-30
USN CORP
filed 2006-08-14
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For Quarter Ended: June 30, 2006
USN CORPORATION
(Exact name of small business issuer as specified in its charter)

COLORADO	33-42701	84-1186026
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
5215 NORTH O’CONNOR, SUITE 200, IRVING, TEXAS 76039
(Address of principal executive office)
Issuer’s telephone number, including area code — (310) 201-9900
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐.
The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of June 30, 2006 was 23,936,984 shares.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

USN Corporation and Subsidiaries
INDEX

		Page

PART I.	FINANCIAL INFORMATION (Unaudited)

Item 1.	Condensed Consolidated Balance Sheet as of June 30, 2006	3

	Condensed Consolidated Statements of Operations for the Three	4

	Months Ended June 30, 2006 and 2005 Condensed Consolidated Statements of Cash Flows for the Three	5-6

	Months Ended June 30, 2006 and 2005 Notes to Condensed Consolidated Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis or Plan of Operation	23-27

Item 3.	Controls and Procedures	28

PART II.	OTHER INFORMATION	29-32
EXHIBIT 31.1
EXHIBIT 32.1

USN Corporation and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2006
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$4,143
Restricted cash	662,908
Accounts receivable	279,174
Inventory, net	836,625
Prepaid expenses and other assets	517,982

Total current assets	2,300,832

Property and equipment, net	262,082
Restricted cash	630,000
Deposits and other assets	73,098

Total assets	$3,266,012

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Note payable to related party	$500,000
Notes payable	550,500
Cash overdraft	122,810
Accounts payable trade	5,441,260
Accrued expenses and other liabilities	9,269,221
Liabilities of discontinued operations	515,330
Due to affiliates	4,159,377

Total current liabilities	20,558,498

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $.0001 par value; authorized 5,050,000 shares; no shares issued and outstanding	—
Common stock: $.0001 par value; authorized 195,000,000 shares; 23,936,984 shares issued and outstanding	2,394
Additional paid in capital	11,116,796
Stock subscriptions receivable	(703,011)
Deferred compensation	(179,167)
Treasury stock to be returned for cancellation	(3,269,112)
Accumulated deficit	(24,260,386)

Total stockholders’ deficit	(17,292,486)

Total liabilities and stockholders’ deficit	$3,266,012

See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Product sales	$4,783,911	$5,310,055
Cost of sales	2,679,952	3,450,463

Gross profit	2,103,959	1,859,592

Costs and expenses
Selling and distribution	4,108,069	3,122,872
General and administrative	900,062	819,223
Noncash compensation expense	70,887	—
Interest expense	158,728	19,028

Total costs and expenses	5,237,746	3,961,123

Loss from continuing operations	(3,133,787)	(2,101,531)

Discontinued operations
Loss from discontinued operations	—	(195,294)

Loss from discontinued operations	—	(195,294)

Net loss	$(3,133,787)	$(2,296,825)

Net loss per share, basic and diluted
Continuing operations	$(0.13)	$(0.18)
Discontinued operations	—	(0.02)

Net loss per share, basic and diluted	$(0.13)	$(0.20)

Weighted average shares outstanding	23,534,621	11,776,002

See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$(3,133,787)	$(2,296,825)
Loss from discontinued operations	—	(195,294)

Loss from continuing operations	(3,133,787)	(2,101,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,799	12,538
Noncash compensation expense	70,887	—
Amortization of beneficial conversion feature	95,500	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Restricted cash	(9,907)	(168,844)
Accounts receivable	(142,254)	6,671
Inventories	407,346	(4,059,851)
Prepaid expenses and other assets	(213,518)	87,455
Cash overdraft	122,810	—
Accounts payable	(1,355,814)	4,105,911
Accrued expenses and other liabilities	2,905,148	627,484
Due to/from affiliates	560,168	988,272

Net cash used in continuing operations	(672,622)	(501,895)
Net cash used in discontinued operations	(59,517)	(241,620)

Net cash used in operating activities	(732,139)	(743,515)

Cash flows from investing activities
Capital expenditures	(2,259)	(42,445)

Net cash used in investing activities	(2,259)	(42,445)

Cash flows from financing activities
Loan proceeds	650,000	—
Repayment of note payable to related party	—	(54,000)
Collections on stock subscription receivable	—	1,000,000

Net cash provided by continuing operations	650,000	946,000
Net cash used in discontinued operations	—	(44,531)

Net cash provided by financing activities	650,000	901,469

Net increase (decrease) in cash and cash equivalents	(84,398)	115,509
Cash and cash equivalents, beginning of year	88,541	11,941

Cash and cash equivalents, end of period	$4,143	$127,450

(Continued)
See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows, Continued
Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$—	$—
Income taxes	—	—

Non-cash investing and financing activities
Issuance of common stock for:
Convertible note payable and accrued interest	$282,425	$—
Accounts payable	60,000	—
Acquisition of Altron Limited	—	5,060,000
Liabilities assumed by LGS	—	2,600,000
Sale of jewelry stores to LGS	—	1,021,249
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
Petition to Retroactively Modify Bankruptcy Plan
On February 9, 2006, USN submitted a Motion for Order Confirming Second Amended Plan (the “Motion”) to the Bankruptcy Court in order to clarify certain ambiguities in the Plan. The Bankruptcy Court approved the Motion and the Company filed a certificate of correction with the Secretary of State of Colorado to clear up other unrelated minor issues.
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
Acquisition of Altron
On June 17, 2005, USN entered into a stock purchase agreement with Global Sun, pursuant to which USN acquired all of the issued and outstanding shares of Altron. The Altron acquisition provided four primary benefits to USN. First, at the time of USN’s acquisition of Altron, Altron’s net assets consisted primarily of a $5,000,000 stock subscription receivable. As of June 30, 2006, a balance of $584,061 remained payable to USN. Second, Altron is a source of additional product for the Company. Altron allows the Company to satisfy a larger portion of its inventory supply needs by enabling the

Company to purchase loose diamonds, gems and finished jewelry directly from manufacturers rather than purchasing on consignment. This shift in the Company’s inventory purchasing arrangement should ultimately result in improvements to both gross margins and operating margins. Also, Altron could ultimately allow USN to manufacture finished jewelry. Lastly, Altron provides the Company with the ability to sell certified diamonds, both loose and in finished settings. As of June 30, 2006, the Company had sourced an aggregate of approximately $6,368,000 of product (net of returns) through Global Sun’s affiliates since the Altron acquisition.
In consideration for the acquisition of Altron, USN issued 11,251,244 shares of USN common stock to Global Sun. Immediately after the acquisition, Global Sun owned approximately 49.8% of USN’s outstanding common stock. USN issued such shares in a private placement exempt from the registration requirements of the Securities Act and also entered into a registration rights agreement with Global Sun, pursuant to which USN has agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of common stock issued to Global Sun. As of June 30, 2006, Global Sun owned approximately 47% of the Company’s outstanding common stock.
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
b. LGS Purchase.
On June 17, 2005, the Company entered into an asset purchase agreement with LGS Holdings, Inc. (“LGS”), which was amended on August 2, 2005, and on November 21, 2005, under which LGS acquired all of the Company’s 14 retail jewelry outlets. In addition, LGS purchased Spotlight, LLC (“Spotlight”) from Messrs. Kelly and Reinstein, in a separate agreement. Spotlight helped the Company obtain product at cost and with no profit to Spotlight or Messrs. Kelly and Reinstein. At the time of the purchase of Spotlight by LGS, the Company owed Spotlight approximately $3,990,000, and Spotlight was one of the Company’s major creditors. As a result of these transactions (collectively referred to as the “LGS Purchase”), the following occurred:
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
Because of the need to preserve the Company’s relationships with its third party creditors and the Company’s contractual status with such creditors, the Company has provided $3,251,796 in funding (consisting of cash and merchandise inventory) on behalf of LGS in order to reduce the outstanding liabilities initially assumed by LGS. This amount is included as a component of treasury stock to be returned for cancellation upon payment of debt, discussed below.
d. Amendment of LGS Agreements.
As a result of the non-performance by LGS of its obligations under the LGS Purchase, the Company and LGS agreed to amend the USN – LGS agreements. On November 21, 2005, USN and LGS entered into the following two agreements:
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
By December 31, 2005, USN had completed assisting LGS in the close or sale of the remaining retail stores. Therefore, USN’s obligations under the Consulting Agreement expired on this date. USN will receive 64,767 shares of USN common stock from LGS (for cancellation), as consideration for providing management and closing services during the consulting period. The Company estimates the fair market value of these shares to be $97,151, which was included as other income during the year ended March 31, 2006.
As a result of the foregoing, the Company established an accrual on September 30, 2005, representing management’s estimate of the amount required to settle claims brought by previous Spotlight vendors and creditors of the jewelry stores as a result of non-performance by LGS. The accrued balance at June 30, 2006, consists of $515,330 in liabilities of discontinued operations and $426,084 as the amount due Spotlight vendors which was re-assumed from LGS. The amount due Spotlight vendors is included as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheet (see Notes 7 and 9). The Company believes that it has established an adequate accrual based on the amount it estimates is required to settle the remaining liabilities owed to previous vendors and creditors of Spotlight and the retail stores. However, the actual amount required may differ from the Company’s estimate.
e. Treasury Stock to be Returned for Cancellation Upon Payment of Debt
At June 30, 2006, treasury stock to be returned for cancellation upon payment of debt represents the net effect of the transactions described above relating to the LGS Purchase and non-performance by LGS. Such transactions are summarized in Note 9.

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the Company’s March 31, 2006 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-KSB (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.
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
Fiscal Year - Prior to the acquisition of USN TV by USN, USN’s fiscal year was a 52/53-week period ending on the last Sunday in January. With the acquisition of USN TV, the Company adopted the March 31 year-end of USN TV. As used herein, Fiscal 2007 refers to periods within the year ended March 31, 2007 and Fiscal 2006 refers to periods within the year ended March 31, 2006.
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

Costs and expenses
•	Cost of sales includes the cost of products sold, incoming freight charges, lost shipments net of insurance reimbursement and product shrink.

•	Selling and distribution cost includes operating media costs, labor cost for all operations, postage and delivery and merchant fees and discounts. Shipping and handling costs amounted to $106,031 and $138,080 during the three months ended June 30, 2006 and 2005, respectively.

•	General and administrative cost includes administrative labor cost, rent, insurance, professional services, travel and entertainment, director fees, supplies and other costs incident to the administration of the business.
Stock-based compensation
The Company grants non-qualified stock options under its 2005 Stock Incentive Plan (the “2005 Plan”). Options which were outstanding when the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code were cancelled in the plan of reorganization. The 1993 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plan were terminated in the plan of reorganization.
Prior to April 1, 2006, the Company accounted for options granted under its employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Under APB 25, compensation expense was recognized for the difference between the market price of the Company’s common stock on the date of grant and the exercise price. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. Stock-based compensation expense recorded for the quarter ended June 30, 2006, include the estimated expense for stock options granted on or subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. During fiscal 2006, the Company issued options to certain employees with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise prices of the stock options and the deemed fair market value of the Company’s stock at the grant date. The deferred stock-based compensation is being amortized over the vesting period of the awards, generally three to four years. As prescribed under the modified prospective and prospective transition methods, results for the prior period have not been restated.
The Company recognizes compensation expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based compensation expense recognized for the quarter ended June 30, 2006, was $70,887.
The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.
SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” requires disclosure of the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the fair value on the grant date of stock options for the comparable prior year period. The Company had no options outstanding during the quarter ended June 30, 2005. Disclosures for the quarter ended June 30, 2006, are not presented as the amounts are recognized in the consolidated financial statements.
The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the quarter ended June 30, 2006:

Expected term	3 years
Expected volatility	58.22%
Expected dividend yield	0%
Risk-free interest rate	4.75%
Expected annual forfeiture rate	0%
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

Recent accounting pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for our fiscal year beginning April 1, 2007. The Company is evaluating the impact of the provisions of FIN 48.
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

As a result of the approval of the plan of reorganization effective December 13, 2004 and the acquisition of USN TV, the retail jewelry store operations are included in consolidated operations only for the period since December 13, 2004. Revenues during fiscal 2006 were $537,550 and the net loss was $195,294.

Liabilities of discontinued operations at June 30, 2006, consist of notes payable of $45,727, tax claims of $52,875, store lease claims of $255,008 and other accounts payable of $161,720.

3.	Restricted cash

As a part of the agreements with credit card companies, the Company maintains a deposit with the credit card companies, which amounted to $1,292,908 at June 30, 2006. The amount of the deposit is based primarily upon historical returns. One of the credit card companies that process the majority of the Company’s sales retains a certain percentage of sales to allow for potential returns to customers. This retained amount is currently released to the Company within twelve months and at June 30, 2006 this amounted to $662,908 and is classified as a current asset. Another credit card company requires a deposit, which is reviewed quarterly. At June 30, 2006, this amounted to $630,000 and is classified as non-current.

4.	Inventory

Inventory, which primarily includes jewelry, watches, coins and other products, at June 30, 2006, consists of:

Finished products	$1,842,188
Less inventory under consignment or right-of-return arrangements	(1,005,563)

Net inventory	$836,625

5.	Property and equipment

Property and equipment at June 30, 2006, consists of the following:

Computer and broadcast equipment	$262,728
Leasehold improvements	82,772
Furniture and fixtures	33,426

378,926
Accumulated depreciation and amortization	116,844

Property and equipment, net	$262,082

6.	Notes payable

Notes payable consists of the following at June 30, 2006:

Notes payable:
Notes payable to a group of lenders with interest payable monthly at 12% per annum; due in 90 days; collateralized by 750,000 shares of USN common stock, currently issued to LGS and a part of the treasury stock to be returned (Note 9); convertible into USN common stock at $1.00 per share; loan origination fee of 65,000 shares of USN common stock; 3-year warrants for 650,000 shares of USN common stock at $1.35 per share	$650,000
Unamortized beneficial conversion feature	(99,500)

Net notes payable	$550,500

Note payable to related party:
Note payable to an affiliate of the principal shareholder with interest payable monthly at 8% commencing April 1, 2005; due March 21, 2006; collateralized by USN TV’s accounts receivable and inventory; convertible into common stock at $2.00 per share; interest payments since April 1, 2005, are past due; principal is past due	$500,000

During the three months ended June 30, 2006, the Company issued convertible promissory notes payable for $650,000. The notes are convertible into 650,000 common shares. Management has determined that these notes qualify as conventional convertible debt pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and accordingly the embedded conversion option is not a derivative. The Company computed a beneficial conversion value of $195,000 based on the quoted stock price on the grant date of $1.30 per share. The $195,000 was recorded as a debt discount and credited to additional paid-in capital.

The debt discount is being amortized to interest expense over the term of the loans. At June 30, 2006, $95,500 had been amortized to interest expense and $99,500 remains to be amortized.

7.	Accrued expenses and other liabilities

Accrued expenses and other liabilities at June 30, 2006, consist of the following:

Customer refunds	$5,126,894
Deferred revenue	1,837,510
Reserve for customer returns	373,000
Accrued payroll and payroll taxes payable	270,023
Sales taxes payable	96,099
Accrued deferred compensation	885,444
Spotlight liabilities re-assumed from LGS	426,084
Accrued media and other	254,167

Total	$9,269,221

8.	Related party transactions

The Company had several transactions with related parties during fiscal 2007 and fiscal 2006, as follows:

The Company purchased approximately $3,693,000 of merchandise inventory during fiscal 2006 (none in fiscal 2007), from Spotlight, a company previously owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders. In addition, the Company made payments of approximately $1,380,000 to Spotlight during fiscal 2006. Spotlight was sold to LGS (see Note 1 “Sale of Retail Stores to LGS Holdings”) in June 2005.

In addition, the Company had numerous transactions with several companies affiliated with Global Sun. As of June 30, 2006, Global Sun owned approximately 47% of the Company’s outstanding common stock (see Note 1 “Acquisition of Altron”). The Company purchased approximately $1,904,000 and $2,297,000 of merchandise inventory (net of product returns) from these companies, during the three months ended June 30, 2006 and 2005, respectively. The Company made payments of approximately $1,891,000 and $2,000 during the three months ended June 30, 2006 and 2005, respectively, and owe these companies approximately $3,995,499 at June 30, 2006.

In March 2005, the Company issued a note payable to FJR, an affiliate of Global Sun, in the amount of $500,000. The note was originally scheduled to mature on September 21, 2005; however, the maturity date was extended to March 21, 2006. Interest is payable monthly at 8% per annum; however, no payments had been made as of June 30, 2006.

In December 2004, the Company entered into consulting and license agreements with companies owned by Messrs. Kelly and Reinstein, two of the Company’s major stockholders (see Note 11). The Company incurred fees of approximately $120,000 during both the three months ended June 30, 2006 and 2005, and owed approximately $164,000 to these companies at June 30, 2006.

9.	Capital stock

Preferred stock The Company has 5,050,000 shares of $.0001 par value preferred stock authorized and no shares issued or outstanding at June 30, 2006.

Common stock The Company has 195,000,000 shares of $.0001 par value common stock authorized and 23,936,984 shares issued and outstanding at June 30, 2006.

Stock Subscriptions Receivable As a part of the acquisition of Altron, the Company acquired a $5,000,000 stock subscription receivable, which had a balance of $584,061 at June 30, 2006.

Two former officers of USN TV have notes payable to USN in the original amount of $158,600 for the purchase of 610,000 shares of the Company’s common stock. The notes are due in four annual installments of $39,650 plus interest at 3.56% on January 2. If the officers were still employed on the January 2 anniversary date, USN TV had agreed to pay the officers a bonus equal to the amount due. The first payments were recorded on January 2, 2006, leaving a balance of $118,950. Both individuals have left employment with the Company and the note agreements remain in full force and effect. The scheduled payment due each January 2nd shall be forgiven by USN TV, provided that the individuals are not in material breach of their separation agreements.

Deferred Compensation
Deferred compensation is unearned compensation and represents the unvested portion of compensation accrued for the difference between the exercise price and the trading price of the stock on the date of the grant. Deferred compensation will be amortized over the vesting period.

Treasury Stock to be Returned for Cancellation Upon Payment of Debt
At June 30, 2006, treasury stock to be returned for cancellation upon payment of debt represents the net effect of the transactions described above relating to the LGS Purchase and non-performance by LGS and is summarized below.

Common stock that was expected to be issued for:

Liabilities assumed in excess of assets transferred on June 17, 2005, representing the sale of the jewelry store operations to LGS	$1,021,249

Common stock to be returned by LGS for cancellation, consisting of the following:

Funding provided to LGS to satisfy liabilities assumed by LGS in the June 17, 2005 purchase of Spotlight and the jewelry store operations	$3,251,796

Balance of liabilities of discontinued operations re-assumed from LGS	515,330

Balance due Spotlight vendors which was re-assumed from LGS	426,084

Management income, pursuant to Consulting Agreement between USN and LGS, under which USN agreed to provide certain services to LGS in connection with the retail stores owned by LGS, in exchange for the delivery by LGS of 10,000 shares of USN common stock, per month, to USN for cancellation (64,767 shares)	97,151

Total common stock to be returned for cancellation	4,290,361

Net treasury stock to be returned for cancellation (1,273,189 shares)	$3,269,112

10.	Stock Compensation Plan

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

Data concerning stock option activity for the three months ended June 30, 2006 is as follows (none in the three months ended June 30, 2005):

		Weighted-
	Number	Average
	Of	Exercise
	Options	Price
Outstanding – Beginning of year	1,014,584	$1.11
Granted	95,000	1.20
Exercised	—	—
Canceled or forfeited	—	—

Outstanding – End of period	1,109,584	$1.11

Exercisable – End of period	406,945	$.86

Data concerning stock options at June 30, 2006 follows:

	Options Outstanding
		Weighted-
		Average	Number
	Number	Remaining	of
	Of	Contractual	Options
Exercise Price	Options	Life (Years)	Exercisable
$0.01	100,000	9.31	100,000
$1.00	500,000	9.71	220,417
$1.20	95,000	9.78	5,278
$1.50	414,584	9.30	81,250

	1,109,584		406,945

The Company issued three-year warrants to acquire a total of 650,000 shares of its common stock at $1.35 per share as a part of a convertible promissory note financing during the three months ended June 30, 2006.

11.	Commitments and Contingencies

The Company has two office sub-lease agreements which require a combined monthly payment of $54,000, including parking, through September 2006. The space includes the broadcast facility, warehouse, distribution center and operating and corporate offices. Future minimum lease payments are: 2007 — $162,000. The Company is currently negotiating for new facilities at an annual reduction of approximately $312,000 from the current lease cost.

As more fully described in Note 1, the Company has established an accrual relating to certain liabilities initially assumed by LGS, the purchaser of Spotlight and the jewelry store operations in June 2005. On November 21, 2005, the Company amended the original asset purchase agreement with LGS, and agreed to re-assume and pay all of the remaining liabilities owed to Spotlight, in exchange for the return of 1,208,422 shares of its common stock for cancellation. The accrued balance at June 30, 2006, consists of $515,330 in liabilities of discontinued operations and $426,084 as the amount due Spotlight vendors which was re-assumed from LGS. The amount due Spotlight vendors is included as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheet (see Notes 7 and 9). The Company believes that it has established an adequate accrual based on the amount it estimates is required to settle the remaining liabilities owed to previous vendors and creditors of Spotlight and the retail stores. However, the actual amount required may differ from the estimate.

USN TV has a number of media contracts which are contingent upon the Company making the required payment for air time in advance.

The Company had a consulting agreement with a company owned by two major shareholders which provides for consulting fees in the amount of $30,000 per month through December 17, 2005. In addition, the Company had a lease, license and software support agreement with another company owned by these two shareholders which provides for monthly payments of $10,000 through December 17, 2005. Both agreements are continuing on a month-to-month basis.

12.	Legal

USN will remain subject to the jurisdiction of the Bankruptcy Court until it makes its final payment to unsecured creditors. USN has been a party to a number of disputes arising from the bankruptcy, principally with former landlords. Management of the Company believes that an adequate accrual for any potential loss has been provided at June 30, 2006.

13.	Going Concern

At June 30, 2006, the Company had a working capital deficit of over $18,250,000. The Company had a net loss of $14,627,550 and $5,804,666 for the years ended March 31, 2006 and 2005, respectively, and incurred a loss of $3,133,787 during the three months ended June 30, 2006. The Company does not have sufficient cash flows to meet its obligations due within the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During 2006, the Company’s gross margin averaged less than 30%. During the first quarter of 2007, the gross margin has improved to approximately 44%. The Company has a backorder liability of approximately $1,837,000 as of June 30, 2006, as compared to approximately $36,000 at March 31, 2006. Net sales have declined 10% in the 2007 first quarter from the 2006 first quarter; however, gross profit increased 13% despite the lower sales.

The Company has commenced acquiring inventory on a COD basis. This allows the Company to maintain a lower inventory and also gives the Company the best pricing possible with the level of its purchases. Using a more just-in-time inventory model will also allow the Company to reduce inventory shrink.
The Company has also added new product mixes. Channel Sunglasses and Dale Earnhardt Collectibles were added in the first quarter of 2007 with favorable results. The Company also intends to add to its product mix, focusing on branded closeout products, such as Lalique and Waterford Crystal. The Company expects this expanded product mix to increase sales further in 2007.
The Company recently entered into an agreement with a company that will enable it to offer multi-pay options for sales. This should allow the Company to increase sales to customers who are unable to afford a one-payment purchase, but can afford a multi-payment plan to purchase the Company’s products.
During fiscal 2006, the Company’s on-line sales amounted to $115,877 or 0.4% of total revenue. The Company has recently completed a major overhaul of its website which is expected to make the online order process friendlier and from which the Company expects to see an increase in revenues. Competitors of the Company generate from 12% to 23% of their total revenue from on-line sales. The Company’s initial goal is to reach 5% to 7% of total sales for the third and fourth quarter of 2007. Increased on-line sales should be incremental and thus not negatively impact the Company’s principal sales environment.
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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
LIQUIDITY AND CAPITAL RESOURCES
GOING CONCERN
At June 30, 2006, we had a working capital deficit of $18,257,666. We had a net loss of $3,133,787 for the three months ended June 30, 2006 and a net loss of $14,627,550 and $5,804,666 for the fiscal years ended March 31, 2006 and 2005, respectively. We do not have sufficient cash flows from operations to meet our obligations currently due within the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern.
During 2006, our gross margin averaged less than 30%. During the first quarter of 2007, the gross margin has improved to approximately 44%. We have a backorder liability of approximately $1,837,000 as of June 30, 2006, as compared to approximately $36,000 at March 31, 2006. Sales have declined 10% in the fiscal 2007 quarter from the fiscal 2006 quarter; however, gross profit increased 13% despite the lower sales.
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
During fiscal 2006, our on-line sales amounted to $115,877 or 0.4% of total revenue. We have recently completed a major overhaul of our website which is expected to make the online order process friendlier and from which we expect to see an increase in revenues. Our competitors generate from 12% to 23% of their total revenue from on-line sales. Our initial goal is to reach 5% to 7% of total sales for the third and fourth quarter of 2007. Increased on-line sales should be incremental and thus not negatively impact our principal sales environment.
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
GENERAL
As described in more detail in Note 1 of the condensed consolidated financial statements, the following summarizes recent major transactions:
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
SALES AND COST OF SALES
     Sales and cost of sales may be summarized as follows for the three months ended June 30, 2006 and 2005:

	2006		2005		Inc (Dec)
Gross sales	$7,687,253		$7,483,334		3%
Returns and allowances	(3,003,059)		(2,320,784)		29%
Shipping and handling	99,717		147,505		(32%)

Net sales	4,783,911	100%	5,310,055	100%	(10%)
Cost of sales	2,679,952	56%	3,450,463	65%	(22%)

Gross profit	$2,103,959	44%	$1,859,592	35%	13%

GROSS SALES – Gross sales increased 3% during the three months ended June 30, 2006, as compared to the same year earlier period. The increase was due mainly to higher sales of diamond jewelry.
RETURNS AND ALLOWANCES – Returns and allowances increased from the prior year as a result of our aggressively running the diamond category, which resulted in higher returns.
SHIPPING AND HANDLING – The reduction in shipping and handling was a result of our switching to the US Postal Service for the majority of our shipping requirements.
NET SALES – The decrease in net sales was the result of higher returns in the diamond category. We have reduced the time allotted to diamonds for our second quarter programming.
COST OF SALES – The cost improvement is due to most purchases being made on the cash basis. Once we sell the goods, this gives us the best possible cost for the product.
GROSS PROFIT PERCENTAGE – The gross profit percentage improved due to the above factors, from 35% to 44% and resulted in an increase of $224,367 (13%) in gross profit.

COSTS AND EXPENSES
Costs and expenses may be summarized as follows for the three months ended June 30, 2006 and 2005:

	2006	2005	Inc (Dec)
Selling and distribution expense	$4,108,069	$3,122,872	32%
General and administrative	900,062	819,223	10%
Non-cash compensation expense	70,887	—	—
Interest expense	158,728	19,028	734%

Total	$5,237,746	$3,961,123	32%

SELLING AND DISTRIBUTION - Selling and distribution costs may be summarized as follows for the three months ended June 30, 2006 and 2005:

	2006	2005	Inc (Dec)
Operating media	$2,804,831	$2,062,235	36%
Salaries and wages	823,935	619,407	33%
Merchant fees and discounts	368,606	270,730	36%
Postage and delivery	106,031	138,080	(23%)
Other costs	4,666	32,420	(86%)

Total	$4,108,069	$3,122,872	32%

Operating media costs increased $742,596 (36%) in the current year period as compared to the earlier year period. Salaries and wages increased $204,528 (33%) in the current year period as compared to the earlier year period. Merchant fees and discounts increased 36% in the current year period as compared to the earlier year period. All of these increases are consistent with the change to operating 15 hours per day in the earlier period to operating 24 hours per day in the current year period.
GENERAL AND ADMINISTRATIVE EXPENSE (G&A) – G&A costs increased $80,839 (10%) and may be summarized as follows for the three months ended June 30, 2006 and 2005:

	2006	2005	Inc (Dec)
Salaries and wages	$188,306	$167,424	12%
Rent and parking	125,125	95,792	31%
Management fees with stockholders	90,000	90,000	—
Software agreement with stockholders	30,000	30,000	—
Professional services	161,180	161,189	—
Other general and administrative costs	305,451	274,818	11%

Total	$900,062	$819,223	10%

Increases in general and administrative expenses are consistent with the increased level of operations.

INTEREST EXPENSE – The increase in interest expense is primarily the result of amortization of the loan origination fees and the beneficial conversion feature of the $650,000 convertible promissory notes added during the first quarter of 2007.
DISCONTINUED OPERATIONS - Discontinued operations include the net earnings from operating 14 jewelry stores for the period April 1, 2005 to June 16, 2005. On June 17, 2005, we sold our retail stores to LGS Holdings, Inc.

ITEM 3: CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.
(b) Changes in Internal Controls
There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II — OTHER INFORMATION
ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
During the three month period ended June 30, 2006, the Company issued 750,000 shares of its common stock; 655,000 shares were issued in exchange for a convertible note payable; 30,000 shares were issued in exchange for an amount due a vendor and 65,000 were issued for loan origination fees.
These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.
ITEM 5: OTHER INFORMATION
The Company does not currently employ a Chief Financial Officer. The Company’s Chief Executive Officer, Mr. Miller, currently also serves as the Company’s principal accounting officer.
ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 302 of the Sarbanes-Oxley Act of 2002	Page 31

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	Page 32

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USN CORPORATION
Date: August 10, 2006	By:	/s/ Mark J. Miller
Mark J. Miller
Chief Executive Officer And Principal Accounting Officer