Form 10QSB
period 2006-09-30
USN CORP
filed 2006-11-28
CIK 879206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For Quarter Ended: September 30, 2006
USN CORPORATION
(Exact name of small business issuer as specified in its charter)

COLORADO	33-42701	84-1186026

(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
5215 NORTH O’CONNOR, SUITE 200, IRVING, TEXAS 76039
(Address of principal executive office)
Issuer’s telephone number, including area code — (310) 229-2299
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐.
The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of September 30, 2006, was 23,936,984 shares.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑.

USN Corporation and Subsidiaries

USN Corporation and Subsidiaries
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$4,142
Restricted cash	1,179,122
Accounts receivable	100,345
Inventory, net	381,633
Prepaid expenses and other assets	557,053

Total current assets	2,222,295

Property and equipment, net	251,074
Restricted cash	630,000
Deposits and other assets	73,098

Total assets	$3,176,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Note payable to related party	$500,000
Notes payable	691,000
Cash overdraft	196,832
Accounts payable trade	4,471,935
Accrued expenses and other liabilities	14,220,905
Liabilities of discontinued operations	470,602
Due to affiliates	4,154,401

Total current liabilities	24,705,675

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $.0001 par value; authorized 5,050,000 shares; no shares issued and outstanding	—
Common stock: $.0001 par value; authorized 195,000,000 shares; 23,936,984 shares issued and outstanding	2,394
Additional paid in capital	11,669,099
Stock subscriptions receivable	(703,011)
Deferred compensation	(456,294)
Treasury stock to be returned for cancellation	(3,269,112)
Accumulated deficit	(28,772,284)

Total stockholders’ deficit	(21,529,208)

Total liabilities and stockholders’ deficit	$3,176,467

See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Product sales	$3,572,963	$6,339,103
Cost of sales	1,855,796	4,096,813

Gross profit	1,717,167	2,242,290

Costs and expenses
Selling and distribution	4,692,784	3,671,784
General and administrative	1,088,829	1,000,771
Noncash compensation expense	266,976	525,000
Interest expense	180,476	12,243

Total costs and expenses	6,229,065	5,209,798

Net loss	$(4,511,898)	$(2,967,508)

Net loss per share, basic and diluted
Net loss per share, basic and diluted	$(0.19)	$(0.13)

Weighted average shares outstanding	23,936,984	22,592,859

See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
Six Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Product sales	$8,356,874	$11,649,158
Cost of sales	4,535,748	7,547,276

Gross profit	3,821,126	4,101,882

Costs and expenses
Selling and distribution	8,800,853	6,794,656
General and administrative	1,988,891	1,819,994
Noncash compensation expense	337,863	525,000
Interest expense	339,204	31,271

Total costs and expenses	11,466,811	9,170,921

Loss from continuing operations	(7,645,685)	(5,069,039)

Discontinued operations
Loss from discontinued operations	—	(195,294)

Loss from discontinued operations	—	(195,294)

Net loss	$(7,645,685)	$(5,264,333)

Net loss per share, basic and diluted
Continuing operations	$(0.32)	$(0.30)
Discontinued operations	—	(0.01)

Net loss per share, basic and diluted	$(0.32)	$(0.31)

Weighted average shares outstanding	23,736,902	17,213,985

See accompanying notes to condensed consolidated financial statements.

USN Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$(7,645,685)	$(5,264,333)
Loss from discontinued operations	—	(195,294)

Loss from continuing operations	(7,645,685)	(5,069,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,607	26,452
Noncash compensation expense	337,863	525,000
Intrinsic value of beneficial conversion feature	203,200	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Restricted cash	(526,122)	(278,828)
Accounts receivable	36,577	(24,118)
Inventories	862,338	(4,511,094)
Prepaid expenses and other assets	(252,589)	(218,935)
Cash overdraft	196,832	—
Accounts payable	(2,325,140)	7,034,976
Accrued expenses and other liabilities	7,856,832	(10,236)
Due to/from affiliates	555,192	1,058,607

Net cash used in continuing operations	(660,095)	(1,467,215)
Net cash used in discontinued operations	(104,245)	(241,620)

Net cash used in operating activities	(764,340)	(1,708,835)

Cash flows from investing activities
Capital expenditures	(11,059)	(51,111)

Net cash used in investing activities	(11,059)	(51,111)

Cash flows from financing activities
Loan proceeds	691,000	—
Repayment of note payable to related party	—	(54,000)
Advances to LGS Holdings	—	(1,608,211)
Collections on stock subscription receivable	—	3,640,959

Net cash provided by continuing operations	691,000	1,978,748
Net cash used in discontinued operations	—	(44,531)

Net cash provided by financing activities	691,000	1,934,217

Net increase (decrease) in cash and cash equivalents	(84,399)	174,271
Cash and cash equivalents, beginning of year	88,541	11,941

Cash and cash equivalents, end of period	$4,142	$186,212

		(Continued)

USN Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows, Continued
Six Months Ended September 30, 2006 and 2005
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
Acquisition of Altron
On June 17, 2005, USN entered into a stock purchase agreement with Global Sun, pursuant to which USN acquired all of the issued and outstanding shares of Altron. The Altron acquisition provided four primary benefits to USN. First, at the time of USN’s acquisition of Altron, Altron’s net assets consisted primarily of a $5,000,000 stock subscription receivable. As of September 30, 2006, a balance of $584,061 remained payable to USN. Second, Altron was a source of additional product for the Company. Altron allowed the Company to satisfy a larger portion of its inventory supply needs by enabling the Company to purchase loose diamonds, gems and finished jewelry directly from manufacturers rather than purchasing on consignment. This shift in the Company’s inventory purchasing arrangement resulted in improvements to both gross margins and operating margins. Also, Altron could ultimately allow USN to manufacture finished jewelry. Lastly, Altron provides the Company with the ability to sell certified diamonds, both loose and in finished settings. The consulting and product sales agreement discussed in note 14 will substantially eliminate this method of acquiring inventory.

In consideration for the acquisition of Altron, USN issued 11,251,244 shares of USN common stock to Global Sun. Immediately after the acquisition, Global Sun owned approximately 49.8% of USN’s outstanding common stock. USN issued such shares in a private placement exempt from the registration requirements of the Securities Act and also entered into a registration rights agreement with Global Sun, pursuant to which USN has agreed to file a registration statement with the SEC covering the resale, from time to time, of the shares of common stock issued to Global Sun. As of September 30, 2006, Global Sun owned approximately 47% of the Company’s outstanding common stock.

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
Because of the need to preserve the Company’s relationships with its third party creditors and the Company’s contractual status with such creditors, the Company has provided $3,589,899 in funding (consisting of cash and merchandise inventory) on behalf of LGS in order to reduce the outstanding liabilities initially assumed by LGS. This amount is included as a component of treasury stock to be returned for cancellation upon payment of debt, discussed below.
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
As a result of the foregoing, the Company established an accrual on September 30, 2005, representing management’s estimate of the amount required to settle claims brought by previous Spotlight vendors and creditors of the jewelry stores as a result of non-performance by LGS. The accrued balance at September 30, 2006, consists of $470,602 in liabilities of discontinued operations and $132,709 as the amount due Spotlight vendors which was re-assumed from LGS. The amount due Spotlight vendors is included as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheet (see Notes 7 and 9). The Company believes that it has established an adequate accrual based on the amount it estimates is required to settle the remaining liabilities owed to previous vendors and creditors of Spotlight and the retail stores. However, the actual amount required may differ from the Company’s estimate.
e. Treasury Stock to be Returned for Cancellation Upon Payment of Debt
At September 30, 2006, treasury stock to be returned for cancellation upon payment of debt represents the net effect of the transactions described above relating to the LGS Purchase and non-performance by LGS. Such transactions are summarized in Note 9.

Principles of consolidation and presentation
The consolidated financial statements include the accounts of USN and its wholly owned subsidiaries USN TV and Altron. All material intercompany accounts and transactions have been eliminated.
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

Costs and expenses
•	Cost of sales includes the cost of products sold, incoming freight charges, lost shipments net of insurance reimbursement and product shrink.

•	Selling and distribution cost includes operating media costs, labor cost for all operations, postage and delivery and merchant fees and discounts. Shipping and handling costs amounted to $99,266 and $255,589 during the three months ended September 30, 2006 and 2005, respectively and amounted to $205,297 and $393,669 during the six months ended September 30, 2006 and 2005, respectively.

•	General and administrative cost includes administrative labor cost, rent, insurance, professional services, travel and entertainment, director fees, supplies and other costs incident to the administration of the business.
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

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. Stock-based compensation expense recorded for the three and six months ended September 30, 2006, includes the estimated expense for stock options granted on or subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. During fiscal 2006, the Company issued options to certain employees with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise prices of the stock options and the deemed fair market value of the Company’s stock at the grant date. The deferred stock-based compensation is being amortized over the vesting period of the awards, generally three to four years. As prescribed under the modified prospective and prospective transition methods, results for the prior period have not been restated.
The Company recognizes compensation expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based compensation expense recognized for the three and six months ended September 30, 2006, was $266,976 and $337,863, respectively.
The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.
SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” requires disclosure of the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the fair value on the grant date of stock options for the comparable prior year period. The Company had no options outstanding during the three and six months ended September 30, 2005. Disclosures for the three and six months ended September 30, 2006, are not presented as the amounts are recognized in the consolidated financial statements.
The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three and six months ended September 30, 2006:

Expected term	3 years
Expected volatility	58.22%-68.82%
Expected dividend yield	0%
Risk-free interest rate	4.75%
Expected annual forfeiture rate	0%
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

Liabilities of discontinued operations at September 30, 2006, consist of notes payable of $5,000, tax claims of $52,875, store lease claims of $255,008 and other accounts payable of $157,719.

3.	Restricted cash

As a part of the agreements with credit card companies, the Company maintains a deposit with the credit card companies, which amounted to $1,809,122 at September 30, 2006. The amount of the deposit is based primarily upon historical returns. One of the credit card companies that process the majority of the Company’s sales retains a certain percentage of sales to allow for potential returns to customers. This retained amount is currently released to the Company within twelve months and at September 30, 2006 this amounted to $1,179,122 and is classified as a current asset. Another credit card company requires a deposit, which is reviewed quarterly. At September 30, 2006, this amounted to $630,000 and is classified as non-current.

4.	Inventory

Inventory, which primarily includes jewelry, watches, coins and other products, at September 30, 2006, consists of:

Finished products	$2,401,825
Less inventory under consignment or right-of-return arrangements	(2,020,192)

Net inventory	$381,633

5.	Property and equipment

Property and equipment at September 30, 2006, consists of the following:

Computer and broadcast equipment	$271,528
Leasehold improvements	82,772
Furniture and fixtures	33,426

387,726
Accumulated depreciation and amortization	136,652

Property and equipment, net	$251,074

6.	Notes payable

Notes payable consists of the following at September 30, 2006:

Notes payable:
Notes payable to a group of lenders with interest payable monthly at 12% per annum; due in 90 days; collateralized by 750,000 shares of USN common stock, currently issued to LGS and a part of the treasury stock to be returned (Note 9); convertible into USN common stock at $1.00 per share; loan origination fee of 65,000 shares of USN common stock; 3-year warrants for 650,000 shares of USN common stock were issued to the note holders at $1.35 per share; past due	$650,000

Demand note payable with interest payable monthly at 8% per annum; convertible into USN common stock at $.25 per share	41,000

Total notes payable	$691,000

Note payable to related party:
Note payable to an affiliate of the principal shareholder with interest payable monthly at 8% commencing April 1, 2005; due March 21, 2006; collateralized by USN TV’s accounts receivable and inventory; convertible into common stock at $2.00 per share; interest payments since April 1, 2005, are past due; principal is past due	$500,000

During the six months ended September 30, 2006, the Company issued convertible promissory notes payable for $691,000. The notes are convertible into 814,000 common shares. Management has determined that these notes qualify as conventional convertible debt pursuant to APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and accordingly the embedded conversion option is not a derivative. The Company computed an intrinsic value of the beneficial conversion of $203,200 based on the quoted stock price on the grant date. The $203,200 was credited to additional paid-in capital and charged to interest expense when the agreements commenced since the notes can be converted when issued.

7.	Accrued expenses and other liabilities

Accrued expenses and other liabilities at September 30, 2006, consist of the following:

Customer refunds	$6,433,084
Deferred revenue	5,536,129
Reserve for customer returns	373,000
Accrued payroll and payroll taxes payable	270,338
Sales taxes payable	104,991
Accrued deferred compensation	885,444
Spotlight liabilities re-assumed from LGS	132,709
Accrued media, interest and other	485,210

Total	$14,220,905

8.	Related party transactions

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

In addition, the Company had numerous transactions with several companies affiliated with Global Sun. As of September 30, 2006, Global Sun owned approximately 47% of the Company’s outstanding common stock (see Note 1 “Acquisition of Altron”). The Company purchased approximately $1,976,000 and $6,588,000 of merchandise inventory (net of product returns) from these companies, during the six months ended September 30, 2006 and 2005, respectively. The Company made payments of approximately $1,940,000 and none during the six months ended September 30, 2006 and 2005, respectively, and owes these companies approximately $3,941,000 at September 30, 2006.

In March 2005, the Company issued a note payable to FJR, an affiliate of Global Sun, in the amount of $500,000. The note was originally scheduled to mature on September 21, 2005; however, the maturity date was extended to March 21, 2006. Interest is payable monthly at 8% per annum; however, no payments had been made as of September 30, 2006.

In December 2004, the Company entered into consulting and license agreements with companies owned by Messrs. Kelly and Reinstein (see Note 11). The Company incurred fees of approximately $240,000 during both the six months ended September 30, 2006 and 2005, and owed approximately $214,000 to these companies at September 30, 2006.

9.	Capital stock

Preferred stock

The Company has 5,050,000 shares of $.0001 par value preferred stock authorized and no shares issued or outstanding at September 30, 2006.

Common stock

The Company has 195,000,000 shares of $.0001 par value common stock authorized and 23,936,984 shares issued and outstanding at September 30, 2006.

Stock Subscriptions Receivable

As a part of the acquisition of Altron, the Company acquired a $5,000,000 stock subscription receivable, which had a balance of $584,061 at September 30, 2006.

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

Deferred Compensation

Deferred compensation is unearned compensation and includes: (a) the unvested portion of compensation accrued for the difference between the exercise price and the trading price of the stock on the date of the grant and (b) the unvested portion of the compensation cost of options required by FAS 123(R). Deferred compensation will be amortized over the vesting periods.

Treasury Stock to be Returned for Cancellation Upon Payment of Debt

At September 30, 2006, treasury stock to be returned for cancellation upon payment of debt represents the net effect of the transactions described above relating to the LGS Purchase and non-performance by LGS and is summarized below.

Common stock that was expected to be issued for:

Liabilities assumed in excess of assets transferred on June 17, 2005, representing the sale of the jewelry store operations to LGS	$1,021,249

Common stock to be returned by LGS for cancellation, consisting of the following:

Funding provided to LGS to satisfy liabilities assumed by LGS in the June 17, 2005 purchase of Spotlight and the jewelry store operations	$3,589,899

Balance of liabilities of discontinued operations re-assumed from LGS	470,602

Balance due Spotlight vendors which was re-assumed from LGS	132,709

Management income, pursuant to Consulting Agreement between USN and LGS, under which USN agreed to provide certain services to LGS in connection with the retail stores owned by LGS, in exchange for the delivery by LGS of 10,000 shares of USN common stock, per month, to USN for cancellation (64,767 shares)	97,151

Total common stock to be returned for cancellation	4,290,361

Net treasury stock to be returned for cancellation (1,273,189 shares)	$3,269,112

10.	Stock Compensation Plan

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

The 2005 Plan will become effective upon, and any grant is subject to and may not be exercised before, the approval by a majority of the Company’s stockholders (the “Effective Date”). Such approval must be made prior to the first anniversary of the Board adopting the 2005 Plan. If the 2005 Plan is so approved, the 2005 Plan will remain available for the grant of awards until the tenth anniversary of the Effective Date. As of September 30, 2006, options to acquire 1,256,000 shares have been granted and options to acquire 3,744,000 shares are available for grant. The options vested when granted, subject to stockholder approval and are included in the schedule below.

Data concerning stock option activity for the six months ended September 30, 2006 is as follows (none in the six months ended September 30, 2005):

		Weighted-
	Number	Average
	Of	Exercise
	Options	Price
Outstanding — Beginning of year	1,014,584	$1.11
Granted	95,000	1.20
Granted	440,000	.25
Granted	1,256,000	1.03
Exercised	—	—
Canceled or forfeited	—	—

Outstanding — End of period	2,805,584	$.94

Exercisable — End of period (1)	1,721,278	$1.00

Data concerning stock options at September 30, 2006 follows:

	Options Outstanding
		Weighted-
		Average	Number
	Number	Remaining	of
	Of	Contractual	Options
Exercise Price	Options	Life (Years)	Exercisable
$0.01	100,000	9.05	100,000
$0.25	440,000	9.99	—
$1.00	500,000	9.45	245,833
$1.03 (1)	1,256,000	9.79	1,256,000
$1.20	95,000	9.53	13,194
$1.50	414,584	9.05	106,251

	2,805,584		1,721,278

(1)	Includes options to acquire 1,256,000 shares at $1.03 which were vested when issued. However, the options cannot be exercised without stockholder approval.
The Company issued three-year warrants to acquire a total of 650,000 shares of its common stock at $1.35 per share as a part of a convertible promissory note financing during the three months ended June 30, 2006.

11.	Commitments and Contingencies

The Company has two office sub-lease agreements which require a combined monthly payment of $54,000, including parking, through October 2006. The space includes the broadcast facility, warehouse, distribution center and operating and corporate offices. The Company occupied approximately 9,400 square feet of new space at the end of October 2006 which also houses all of its operations. The five-year lease has an initial rental of $20,195 per month and requires a letter of credit in the initial amount of $200,000. The rent increases annually up to $22,731 per month plus any adjustment for the allocable share of the landlord’s direct costs. The letter of credit can be reduced $40,000 each year during the term of the lease. Future minimum lease payments are: 2007 (6 months) — $155,000; 2008 - $245,000; 2009 — $252,000; 2010 — $260,000; 2011 — $268,000; and 2012 (7 months) — $159,000.

As more fully described in Note 1, the Company has established an accrual relating to certain liabilities initially assumed by LGS, the purchaser of Spotlight and the jewelry store operations in June 2005. On November 21, 2005, the Company amended the original asset purchase agreement with LGS, and agreed to re-assume and pay all of the remaining liabilities owed to Spotlight, in exchange for the return of 1,208,422 shares of its common stock for cancellation. The accrued balance at September 30, 2006, consists of $470,602 in liabilities of discontinued operations and $132,709 as the amount due Spotlight vendors which was re-assumed from LGS. The amount due Spotlight vendors is included as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheet (see Notes 7 and 9). The Company believes that it has established an adequate accrual based on the amount it estimates is required to settle the remaining liabilities owed to previous vendors and creditors of Spotlight and the retail stores. However, the actual amount required may differ from the estimate.

USN TV has a number of media contracts which are contingent upon the Company making the required payment for air time in advance.

The Company had a consulting agreement with a company owned by two major shareholders which provided for consulting fees in the amount of $30,000 per month through December 17, 2005. In addition, the Company had a lease, license and software support agreement with another company owned by these two shareholders which provided for monthly payments of $10,000 through December 17, 2005. The license and software agreement is continuing on a month-to-month basis and the consulting agreement terminated on September 30, 2006.

12.	Legal

USN will remain subject to the jurisdiction of the Bankruptcy Court until it makes its final payment to unsecured creditors. USN has been a party to a number of disputes arising from the bankruptcy, principally with former landlords. Management of the Company believes that an adequate accrual for any potential loss has been provided at September 30, 2006.

13.	Going Concern

At September 30, 2006, the Company had a working capital deficit of over $22,483,000. The Company had a net loss of $14,627,550 and $5,804,666 for the years ended March 31, 2006 and 2005, respectively, and incurred a loss of $7,645,685 during the six months ended September 30, 2006. The Company does not have sufficient cash flows to meet its obligations due within the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During 2006, the Company’s gross margin averaged less than 30%. During the first six-month period of 2007, the gross margin has improved to approximately 46%. The Company has a backorder liability of approximately $5,536,000 as of September 30, 2006, as compared to approximately $36,000 at March 31, 2006. Net sales have declined 28% in the first six-months of 2007 as compared to the 2006 period. See note 14 regarding new purchase contract.

The Company commenced acquiring inventory on a COD basis during the first quarter of 2007. This allows the Company to maintain a lower inventory and also gives the Company the best pricing possible with the level of its purchases. Using a more just-in-time inventory model will also allow the Company to reduce inventory shrink.

The Company has also added new product mixes. Chanel Sunglasses and Dale Earnhardt Collectibles were added in the first quarter of 2007 with favorable results. The Company also intends to add to its product mix, focusing on branded closeout products, such as

Lalique and Fendi handbags. The Company expects this expanded product mix to increase sales further in 2007.

The Company is negotiating an agreement with a company that will enable it to offer multi-pay options for sales. This should allow the Company to increase sales to customers who are unable to afford a one-payment purchase, but can afford a multi-payment plan to purchase the Company’s products.

During fiscal 2006, the Company’s on-line sales amounted to $115,877 or 0.4% of total revenue. The Company has recently completed a major overhaul of its website which is expected to make the online order process friendlier and from which the Company expects to see an increase in revenues. Competitors of the Company generate from 12% to 23% of their total revenue from on-line sales. The Company’s initial goal is to reach 5% to 7% of total sales during 2008. Increased on-line sales should be incremental and thus not negatively impact the Company’s principal sales environment.

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

14.	Consulting and Product Sales Agreement

On October 19, 2006, the Company entered into a consulting and product sales agreement with Aanshi Gems Inc. (“Aanshi”). The agreement includes the following:
•	Aanshi will provide jewelry product at discounted prices for 24 hours per day of TV programming;

•	Aanshi will administer and manage the Company’s jewelry sales via TV programming during a period of 20 hours per day;

•	Aanshi will pay selling, marketing and general and administrative expense in an initial amount of approximately $1,650,000 per month and increasing to 110% of the budget beginning in month two of the agreement;

•	The Company issued an option to Aanshi for 2,916,667 shares at $.18 per share, of which one-third is exercisable immediately and the balance vests based on a predetermined milestone schedule;

•	Aanshi has issued credit to USN customers with outstanding orders in the amount of approximately $525,000 as of October 19, 2006, and the Company has issued a convertible note to Aanshi in exchange for this assumption of its liability. To the extent Aanshi satisfies any of the Company’s outstanding obligations to its customers, this amount will be added to the Aanshi Convertible Note. The Company has granted a security interest in substantially all of its assets to collateralized the convertible note with Aanshi;

•	Aanshi has the right to designate one individual to serve as a member of the Company’s board of directors and the Company will nominate and recommend the individual for election by the stockholders; and

•	The initial term of the agreement is for five years and is automatically renewed for an additional five-year term if neither party objects.
The Company began operating under this agreement in the middle of September 2006. During the three and six months ended September 30, 2006, the Company received a credit from Aanshi for $852,751 which was applied to reduce cost of sales and the payable to Aanshi.

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
LIQUIDITY AND CAPITAL RESOURCES
GOING CONCERN
At September 30, 2006, we had a working capital deficit of $22,483,380. We had a net loss of $7,645,685 for the six months ended September 30, 2006 and a net loss of $14,627,550 and $5,804,666 for the fiscal years ended March 31, 2006 and 2005, respectively. We do not have sufficient cash flows from operations to meet our obligations currently due within the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern.
During 2006, our gross margin averaged less than 30%. During the first six-month period of 2007, our gross margin has improved to approximately 46%. We have a backorder liability of approximately $5,536,000 as of September 30, 2006, as compared to approximately $36,000 at March 31, 2006. Sales have declined 28% in the fiscal 2007 six-month period from the fiscal 2006 period. On October 19, 2006, we entered into a consulting and product sales agreement with Aanshi Gems Inc. (“Aanshi”) as more fully described in note 14. This agreement essentially provides us product at prices which should result in a profit equal to approximately 10% of our current selling, marketing and general and administrative costs.
During the first quarter we commenced acquiring inventory on a COD basis. This allowed us to maintain a lower inventory and also gave us the best pricing possible with the level of our purchases. Using a more just-in-time inventory model also allowed us to reduce inventory shrink.

We have also added new product mixes. Chanel Sunglasses and Dale Earnhardt Collectibles were added in the first quarter of 2007 with favorable results. We also intend to add to our product mix, focusing on branded closeout products, such as Lalique and Fendi handbags. We expect this expanded product mix to increase sales further in 2007.
We are negotiating an agreement with a company that will enable us to offer multi-pay options for sales. This should allow us to increase sales to customers who are unable to afford a one-payment purchase, but can afford a multi-payment plan to purchase our products.
During fiscal 2006, our on-line sales amounted to $115,877 or 0.4% of total revenue. We have recently completed a major overhaul of our website which is expected to make the online order process friendlier and from which we expect to see an increase in revenues. Our competitors generate from 12% to 23% of their total revenue from on-line sales. Our initial goal is to reach 5% to 7% of total sales during 2008. Increased on-line sales should be incremental and thus not negatively impact our principal sales environment.
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
GENERAL
As described in more detail in Note 1 of the condensed consolidated financial statements, the following summarizes recent major transactions:
a.	We filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on October 10, 2003. Our plan of reorganization was approved on December 12, 2004, which included the acquisition of USN TV.

b.	On June 17, 2005, we acquired Altron Limited, whose principal asset was a $5,000,000 stock subscription receivable and on the same date we completed the sale of the retail jewelry stores to LGS. LGS also acquired Spotlight from Messrs. Kelly and Reinstein. Spotlight was the principal jewelry supplier of USN TV and we owed Spotlight approximately $3,990,000 at the time of the acquisition by LGS.

c.	We determined that LGS was not paying the Spotlight vendors pursuant to the agreement and ultimately reached an agreement with LGS for USN TV to re-assume and pay the remaining liabilities in exchange for return of the majority of the shares originally issued to LGS. The liabilities assumed have been recorded as a portion of the cost of the treasury stock to be returned and cancelled upon payment of debt.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
SALES AND COST OF SALES
Sales and cost of sales may be summarized as follows for the three months ended September 30, 2006 and 2005:

	2006		2005		Inc (Dec)
Gross sales	$5,946,858		$8,838,372		(33%)
Returns and allowances	(2,435,104)		(2,675,920)		(9%)
Shipping and handling	61,209		176,651		(65%)

Net sales	3,572,963	100%	6,339,103	100%	(44%)
Cost of sales	1,855,796	52%	4,096,813	65%	(55%)

Gross profit	$1,717,167	48%	$2,242,290	35%	(23%)

SALES — Gross sales decreased 33% during the three months ended September 30, 2006, as compared to the same year earlier period. The decline in gross sales is primarily due to a lack of funds to acquire the product to fulfill the sales backorder of $5,536,000 as of September 30, 2006.
RETURNS AND ALLOWANCES — Returns and allowances, as a percentage of gross sales, increased from the prior year as a result of our aggressively running the diamond category, which resulted in higher returns. During July 2006, we began to expand our coin and watch sales which resulted in a lower return rate in the current quarter as compared to the prior quarter.
SHIPPING AND HANDLING — The reduction in shipping and handling was a result of our switching to the US Postal Service for the majority of our shipping requirements and due to the lower sales volume.
NET SALES — Net sales declined 44% during the three months ended September 30, 2006, as compared to the prior year quarter. The decline in net sales is primarily due to two factors, the decline in gross sales noted above and the higher return rate experienced in the current year period of 41% of gross sales as compared to 30% of gross sales in the prior year period.
COST OF SALES — The cost improvement is due to most purchases being made on the cash basis. Once we sell the goods, this gives us the best possible cost for the product. Cost of sales and the accounts payable to Aanshi have been reduced by $852,751 as a part of the purchase agreement discussed in note 14. During the current year quarter, coins and watches represented 57% of net sales which caused a higher cost as a percentage of net sales than was experienced in the first quarter when jewelry represented 95% of net sales.
GROSS PROFIT PERCENTAGE — The gross profit percentage improved due to the above factors, from 35% to 48%.

COSTS AND EXPENSES
Costs and expenses may be summarized as follows for the three months ended September 30, 2006 and 2005:

	2006	2005	Inc (Dec)
Selling and distribution expense	$4,692,784	$3,671,784	28%
General and administrative	1,088,829	1,000,771	9%
Non-cash compensation expense	266,976	525,000	(49%)
Interest expense	180,476	12,243	1,374%

Total	$6,229,065	$5,209,798	20%

SELLING AND DISTRIBUTION — Selling and distribution costs may be summarized as follows for the three months ended September 30, 2006 and 2005:

	2006	2005	Inc (Dec)
Operating media	$3,392,813	$2,371,645	43%
Salaries and wages	825,049	738,177	12%
Merchant fees and discounts	372,663	296,525	26%
Postage and delivery	99,266	255,589	(61%)
Other costs	2,993	9,848	(70%)

Total	$4,692,784	$3,671,784	28%

OPERATING MEDIA COSTS — increased 43% in the current year period as compared to the earlier year period, which is consistent with the change to operating 15 hours per day in the earlier period to operating 24 hours per day in the current year period.
SALARIES AND WAGES — increased in the current year period as compared to the prior year period primarily due to the increased programming time. Although salaries and wages increased, they increased only 12% while the programming time increased 60%, from 15 hours per day to 24 hours per day.
MERCHANT FEES AND DISCOUNTS — increased 26% despite a 33% gross sales decrease. The increase is primarily due to the increased fees associated with the increased returns experienced in the prior quarter and the beginning of the current quarter.
POSTAGE AND DELIVERY COSTS — declined as a result of the decline in gross sales and the switch to using the U.S. Postal Service for deliveries.

GENERAL AND ADMINISTRATIVE EXPENSE (G&A) — G&A costs increased $88,058 (9%) and may be summarized as follows for the three months ended September 30, 2006 and 2005:

	2006	2005	Inc (Dec)
Salaries and wages	$241,163	$250,743	(4%)
Rent and parking	169,528	94,445	79%
Management fees with stockholders	90,000	90,000	—
Software agreement with stockholders	30,000	30,000	—
Professional services	272,017	223,076	22%
Other general and administrative costs	286,121	312,507	(8%)

Total	$1,088,829	$1,000,771	9%

We began operating on a 24 hour schedule in October 2005, an increase from the 15 hour per day previously in effect. Despite the increase in the level of operations, salaries and wages decreased 4% as a result of the overall personnel reductions which began in January 2006. Rent and parking was 79% higher in the current year period as a result of the substantial premium charged by the landlord to extend our lease four months beyond the lease expiration. We vacated the space at the end of October 2006 and rent commencing in November 2006 will be less than 50% of the rate in effect through October 2006. Professional services increased primarily as a result of fees paid to financial consultants to potentially assist the Company in raising capital.
NON-CASH COMPENSATION EXPENSE — Non-cash compensation expense in the current period includes $219,729 for options granted in July which vested when granted, $22,247 in amortization of options previously granted which vested in the current period and $25,000 in amortization related to options granted below market. The prior year amount relates to stock granted to the former CEO of the Company as a part of his separation agreement.
INTEREST EXPENSE — The increase in interest expense is primarily the result of amortization of the loan origination fees and the intrinsic value of the beneficial conversion feature of the $691,000 in convertible promissory notes added during the current year.

SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
SALES AND COST OF SALES
Sales and cost of sales may be summarized as follows for the six months ended September 30, 2006 and 2005:

	2006		2005		Inc (Dec)
Gross sales	$13,634,112		$16,321,706		(16%)
Returns and allowances	(5,438,164)		(4,996,704)		9%
Shipping and handling	160,926		324,156		(50%)

Net sales	8,356,874	100%	11,649,158	100%	(28%)
Cost of sales	4,535,748	54%	7,547,276	65%	(40%)

Gross profit	$3,821,126	46%	$4,101,882	35%	(7%)

SALES — Gross sales decreased 16% during the six months ended September 30, 2006, as compared to the same year earlier period. The decline in gross sales is primarily due to a lack of funds to acquire the product to fulfill the sales backorder of $5,536,000 as of September 30, 2006.
RETURNS AND ALLOWANCES — Returns and allowances increased from the prior year as a result of our aggressively running the diamond category, which resulted in higher returns during the first four months of the current year period. During the last two months of the period, we have returned to the more normal level experienced in the prior year period.
SHIPPING AND HANDLING — The reduction in shipping and handling was a result of our switching to the US Postal Service for the majority of our shipping requirements and due to the decreased sales.
NET SALES — The decrease in net sales was the result of higher returns in the diamond category. We have reduced the time allotted to diamonds for our second quarter programming. In addition, due to cash flow constraints, we have been unable to fulfill all orders. Our backlog has increased from approximately $36,000 at March 31, 2006, to $5,536,000 at September 30, 2006.
COST OF SALES — The cost improvement is primarily due to two factors: (1) most purchases are being made on the cash basis, which gives us the best possible cost for the product and (2) the new purchasing agreement with Aanshi discussed in note 14. Cost of sales and the accounts payable to Aanshi were reduced by $852,751 as a part of this purchasing agreement.
GROSS PROFIT PERCENTAGE — The gross profit percentage improved due to the above factors, from 35% to 46%.

]

COSTS AND EXPENSES
Costs and expenses may be summarized as follows for the six months ended September 30, 2006 and 2005:

	2006	2005	Inc (Dec)
Selling and distribution expense	$8,800,853	$6,794,656	30%
General and administrative	1,988,891	1,819,994	9%
Non-cash compensation expense	337,863	525,000	(36%)
Interest expense	339,204	31,271	985%

Total	$11,466,811	$9,170,921	25%

SELLING AND DISTRIBUTION — Selling and distribution costs may be summarized as follows for the six months ended September 30, 2006 and 2005:

	2006	2005	Inc (Dec)
Operating media	$6,197,645	$4,433,880	40%
Salaries and wages	1,648,984	1,357,584	21%
Merchant fees and discounts	741,269	567,255	31%
Postage and delivery	205,297	393,669	(48%)
Other costs	7,658	42,268	(82%)

Total	$8,800,853	$6,794,656	30%

OPERATING MEDIA COSTS — increased 40% in the current year period as compared to the earlier year period, which is consistent with the change to operating 15 hours per day in the earlier period to operating 24 hours per day in the current year period.
SALARIES AND WAGES — increased 21% in the current year period as compared to the prior year period. At the end of the prior year period we had increased staff to handle the additional labor required when we changed from the 15 hour per day format to the 24 hour per day format which commenced in October 2005. By January 2006, we determined that we had increased our staff beyond necessary requirements and began reducing our staff again. A number of the staff positions are fixed and thus increases were not required when increasing from the 15 hour to the 24 hour format. For these reasons, salaries and wages did not increase at as high a rate as the operating media cost did.
MERCHANT FEES AND DISCOUNTS — increased 31% despite a decline in gross sales of 16%. The increase in merchant fees and discounts is primarily due to the increase in returns from 31% of gross sales in the prior year period to 40% of gross sales in the current year period.
POSTAGE AND DELIVERY COSTS — declined as a result of the decline in gross sales and the switch to using the U.S. Postal Service for deliveries.

GENERAL AND ADMINISTRATIVE EXPENSE (G&A) — G&A costs increased $168,897 (9%) and may be summarized as follows for the six months ended September 30, 2006 and 2005:

	2006	2005	Inc (Dec)
Salaries and wages	$429,469	$418,167	3%
Rent and parking	294,653	190,237	55%
Management fees with stockholders	180,000	180,000	—
Software agreement with stockholders	60,000	60,000	—
Professional services	433,197	384,265	13%
Other general and administrative costs	591,572	587,325	1%

Total	$1,988,891	$1,819,994	9%

The increase in general and administrative expense consists primarily of a 55% increase in rent and parking and a 13% increase in professional services. Rent and parking was higher in the current year period due to the substantial premium charged by the landlord to extend the lease four months beyond the lease expiration. We vacated the space at the end of October 2006. The increase in professional services is primarily due to increases in fees paid to financial consultants to assist us in potentially raising capital.
NON-CASH COMPENSATION EXPENSE — Non-cash compensation expense in the current period includes $219,729 for options granted in July which vested when granted, $43,134 in amortization of options previously granted which vested in the current period, $37,500 in amortization related to options granted below market and $37,500 in amortization of a stock grant which vested in the current period. The prior year amount relates to stock granted to the former CEO of the Company as a part of his separation agreement.
INTEREST EXPENSE — The increase in interest expense is primarily the result of amortization of the loan origination fees and the intrinsic value of the beneficial conversion feature of the $691,000 in convertible promissory notes added during the current period.
DISCONTINUED OPERATIONS — Discontinued operations include the net earnings from operating 14 jewelry stores for the period April 1, 2005 to June 16, 2005. On June 17, 2005, we sold our retail stores to LGS Holdings, Inc.

ITEM 3:	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.
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
ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 302 of the Sarbanes-Oxley Act of 2002	Page 36

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	Page 37
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USN CORPORATION
Date: November 21, 2006	By:	/s/ Mark J. Miller
Mark J. Miller
Chief Executive Officer And Principal Accounting Officer